Form 10QSB
period 2005-02-28
FC FINANCIAL SERVICES INC
filed 2005-04-14
CIK 1281872

=========================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED February 28, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-113509

FC FINANCIAL SERVICES INC.
(Exact name of registrant as specified in its charter)

NEVADA	98-040339
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

FC FINANCIAL SERVICES INC.
110 Jardin Drive, Suite 13
Concord, Ontario
Canada L4K 2T7
(Address of principal executive offices)

(905) 761-1096
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

=========================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

__________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
__________________________________________________________________________________

	February 28, 2005 (unaudited)	November 30, 2004 (audited)
ASSETS

Current Assets
Cash	11,067	32

Total Current Assets	11,067	32

TOTAL ASSETS	11,067	32

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities
Accounts payable	13,303	200
Accrued liabilities	4,000	-
Due to shareholders (Note 3)	25,391	22,573

Total Current Liabilities	42,694	22,773

TOTAL LIABILITIES	42,694	22,773

Stockholders' Equity (Deficit)
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,000,000 shares issued and outstanding	50	50
Additional paid-in capital (Note 5)	11,060	-
Donated capital (Note 3(b) and (c))	6,900	-
Deficit accumulated during the development stage	(49,637)	(22,791)
Total Stockholders' Equity (Deficit)	(31,627)	(22,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	11,067	32

SUBSEQUENT EVENTS (Note 5)

(The Accompanying Notes are an Integral Part of These Financial Statements)

_______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

	Three months ended February 28, 2005 $	Three months ended February 28, 2004 $	Accumulated from November 19, 2003 (Date of Inception) to February 28, 2005 $

REVENUE	-	-	-

EXPENSES
Consulting (Note 3(b))	6,000	-	6,000
General and administrative expenses	20,543	314	42,548
Interest expense	303	-	1,089

Total expenses	26,846	314	49,637

NET LOSS	(26,846)	(314)	(49,637)

NET LOSS PER SHARE - Basic and Diluted	-	-	-

Weighted Average Number of Common Shares Outstanding	5,000,000	5,000,000	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

_______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

	Three months ended February 28, 2005 $	Three months ended February 28, 2004 $	Accumulated from November 19, 2003 (Date of Inception) to February 28, 2005 $

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(26,846)	(314)	(49,637)
Adjustments to reconcile net loss to net cash provided by operations
Donated services and rent	6,900	-	6,900
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	17,103	(4,000)	17,303
Interest payable	303	-	1,089
Net Cash Used In Operating Activities	(2,540)	(4,314)	(24,345)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	-	50
Funds received in advance of public offering	11,060	-	11,060
Loan from shareholders	2,515	4,299	24,302

Net Cash Provided By Financing Activities	13,575	4,299	35,412

NET INCREASE (DECREASE) IN CASH	11,035	(15)	11,067

CASH, BEGINNING OF PERIOD	32	43	-

CASH, END OF PERIOD	11,067	28	11,067

Supplemental Information
Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

Non-cash Investing and Financing Activities	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

_______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2005
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

1. NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

FC Financial Services, Inc. (the "Company") was incorporated in the state of Nevada on November 19, 2003 where it maintains a statutory registered agent's office. The Company's principal executive office is located in Ontario, Canada. The Company intends to initiate operations in Canada, and is not subject to any deadlines to obtain U.S. licenses in order to begin operations. The Company provides indirect financing of instalment contracts for automobile purchases and leases for borrowers unable to qualify for traditional loans and leases. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2005, the Company had not recognized any revenues and had accumulated losses of $49,637 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations through the financing of automobile loans and leases. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on February 23, 2005. Subsequent to February 28, 2005 the Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 of which $11,060 was received before February 28, 2005 and the balance of $103,405 in March 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of Accounting

These financial statements have been reported in US dollars in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company's policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is November 30.

(b) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2005
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(c) Fair Value of Financial Instruments

The Company's financial instruments, include cash, accounts payable, accrued liabilities and amounts owing to related parties are carried at cost which approximates their fair value because of the short-term nature of these financial instruments.

(d) Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

(e) Foreign currency translation

The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "Foreign Currency Translation" using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(f) Income Taxes

The Company accounts for income taxes in accordance with the provisions of Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the periods in which the differences are expected to be recovered or settled. The Company has no deferred tax assets and liabilities representing the future tax return consequences of those differences because currently the Company has no material temporary timing differences that give rise to these tax assets and liabilities. Currently there are no federal income taxes due.

The Company must also comply with Canadian income tax regulations since the Company's principal executive office is located in Canada and the Company intents to commence operations in Canada. As of February 28, 2005 no Canadian income taxes were due.

_______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2005
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(g) Revenue Recognition

The Company is in the process of developing and implementing accrual based revenue recognition policies.

(h) Basic and Diluted Net Income (Loss) Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As of February 28, 2005 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

(i) Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory, and other risks associated with an emerging business including the potential risk of business failure.

(j) Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".  SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee

_______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2005
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Recent Accounting Pronouncements (continued)

Stock Ownership Plans".  SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award B the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

(k) Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

_______________________________________________________________________________________

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 28, 2005
(unaudited)
(Expressed in US dollars)
_______________________________________________________________________________________

3. RELATED PARTY TRANSACTIONS/BALANCES

(a) Two officers/directors of the Company advanced funds to the Company. The Company has accrued interest at an annual rate of 5% on those loans. Accrued interest amounted to $303 for a total balance due to shareholders of $25,391. As of February 28, 2005, no payments have been made to the individuals. The balance of both loans was repaid in full in March 2005.

(b) Two officers/directors donated their services to the Company at $1,000 per month beginning December 1, 2004. A total of $6,000 has been charged to operations during the quarter ended February 28, 2005 and treated as donated capital.

(c) Office rent at $380 per month is donated by a related party. A total of $900 was charged to operations during the three months ended February 28, 2005 and treated as donated capital.

4. STOCKHOLDERS' EQUITY

(a) On November 27, 2003 the Company issued 5,000,000 shares of common stock to the Company President and Vice President.

The Company issued to the President 2,500,000 shares in exchange for $25 in cash. The Company issued to the Vice President 2,500,000 shares of $0.00001 par value common stock in exchange for $25 in cash.

(b) See Subsequent Event for common shares to be issued.

5. SUBSEQUENT EVENT

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on February 23, 2005. Subsequent to February 28, 2005 the Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 of which $11,060 was received before February 28, 2005 and the balance of $103,405 in March 2005.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin writing contracts, acquiring vehicles and receiving payments from our customers.

On March 22, 2005 we completed our public offering and sold 1,144,500 shares of common stock and raised $114,455. We have raised enough money through our public offering to begin operations and stay in business for one year. If we are unable to attract enough non-prime customers or if our customers default in mass, we may quickly use up the proceeds and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. We raised enough money to last a year but with limited funds available to develop growth strategy. To implement growth we need non-prime borrowers to finance the acquisition of motor vehicles through us. The more on-time paying borrowers, the large the revenues and profits. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

We can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Our growth strategy calls for us to receive pre-screened non-prime borrowers from First Class Financial Services, Inc. Upon review and approval of the borrower, we will acquire the vehicle and lease it back to the borrower. We believe that we could finance the acquisition of 30 vehicles. 10% of the purchase price of the vehicle will be paid by us with 90% being financed through lending institutions together with our officers personal guarantee. We anticipate receiving from 10 to 20 initial applications from First Class Financial Services, Inc. As we receive payments from the borrowers, we intend to use the repayments to cover the cost of our overhead, service our loans with our lenders and use the balance of the funds for down payments on the acquisition of additional vehicles for additional borrowers. We believe our portfolios of loans will expand during the first twelve months.

We intend to accomplish the foregoing through the following milestones during the next twelve months:

1.	We completed our public offering on March 22, 2005 and have initiated operations.

2.

We are in the process of establishing our office and acquire the equipment we need to begin operations. Establishing our office will take two to three weeks. It will cost $5,000 - $7,000 to establish our office. We do not intend to hire employees. Our officers and directors will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

3.	We have proceeded with the acquisition of our software and begin promoting and advertising our services.

4.

We intend to establish our website within approximately 30 days of the completion of setting up our office and we will begin to market our business. We will use the website to promote our services. Our website will not be a source of revenue. We believe that it will cost a minimum of $5,000 to develop our website and for our marketing campaign. We intend to market our financing program primarily to franchised dealers and used automobile dealers primarily by mailing fliers, through our website, and by personal contact by our officers and directors. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation, or 90 days from setting up our office.

5.

Within 90 days from establishing our office, we will begin to process installment contracts. Our initial customers will be referred to us from First Class Financial Services, a company owned and controlled by our officers and directors. The process of reviewing installment contracts will be ongoing during the life of our operations.

6.

Upon approval of our initial contact, we will acquire the vehicle and lease it back to the customer. We intend to use a portion of the proceeds of this offering for the down payment and finance the balance through First Class Financial Services's bank coupled with our officers and directors personal guarantee. We have no financial arrangements with First Class Financial Service's bank at the present time and there is no assurance that any financial arrangements will ever be concluded with First Class Financial Service's bank. If we are successful in concluding financial arrangements with First Class Financial Service's bank, they will be comparable as those we could obtain from an unrelated third party. It will take approximately 1 day to acquire a vehicle and approximately 2 to 3 days to process an application and deliver possession of the vehicle to our borrower. The down payment for the vehicle will be between $500.00 and $2,500.00 depending on the vehicle. The process of acquiring motor vehicles will be ongoing during the life of our operations. Initially, we intend to acquire used vehicles.

In summary, we should be in full operation and receiving orders by June 21, 2005. We estimate that we will generate revenue by July 2005. Until our management information systems are operational, we will not finance or lease any vehicles.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to a lack of customers. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on November 19, 2003 to February 28, 2005

During the period we incorporated the company, hired the attorney, and hired the auditor for the preparation of this report. We have prepared an internal business plan. We have reserved a domain name www.fcfinancialservicesinc.com. Our loss since inception is $49,637. We have recently started our proposed business operations.

Since inception, we sold 5,000,000 shares of common stock to officers and directors for $50 and 1,144,550 shares of common stock in our public offering for $114,455.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock through a Section 4(2) offering in November 2003. This was accounted for as a sale of common stock. We also issued 1,144,550 shares of common stock pursuant to section 5 of the Securities Act of 1933 in our public offering. We raised $114,455 which will allow us to operate for one year.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Taras Chebountchak, our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act )) as of the end of the period covered by this quarterly report (the Evaluation Date ). Based on such evaluation, he has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect the our disclosure controls and procedures subsequent to the date the we carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our public offering was declared effective by the SEC (SEC file no. 333-113509). On March 22, 2005, we completed our public offering and sold 1,144,500 shares of common stock and raised $114,455. There was no underwriter involved in our public offering. No proceeds from the offering were spent during the quarter ending February 28, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed no reports on Form 8-K during the three month period ended February 28, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2005.

FC FINANCIAL SERVICES INC.
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.