Form 10QSB
period 2005-05-31
FC FINANCIAL SERVICES INC
filed 2005-07-14
CIK 1281872

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED May 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

=====================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.   INTERIM FINANCIAL STATEMENTS

FC FINANCIAL SERVICES, INC.
 (A Development Stage Company)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

		November
	May 31,	30,
	2005	2004
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	66,932	32

Total Current Assets	66,932	32

TOTAL ASSETS	66,932	32

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities

Accounts payable	-	200
Accrued liabilities	3,201	-
Due to shareholders (Note 3)	-	22,573

Total Current Liabilities	3,201	22,773

TOTAL LIABILITIES	3,201	22,773

Stockholders' Equity (Deficit)

Common stock, $0.00001 par value, 100,000,000 shares
authorized, 6,144,550 shares issued and outstanding	61	50

Additional paid-in capital (Note 5)	114,444	-

Donated capital (Note 3(b) and (c))	13,800	-

Deficit accumulated during the development stage	(64,574)	(22,791)

Total Stockholders' Equity (Deficit)	63,731	(22,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)	66,932	32

SUBSEQUENT EVENTS (Note 5)

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(Expressed in US dollars)

					Accumulated
	Three	Three			from
	months	months	Six months	Six months	November 19,
	ended	ended	ended	ended	2003 (Date of
	May 31,	May 31,	May 31,	May 31,	Inception) to
	2005	2004	2005	2004	May 31, 2005
	$	$	$	$	$

REVENUE	-	-	-	-	-

EXPENSES

Consulting (Note 3(b))		-	12	-	12,000
General and
administrative expenses	8,835	229	29,378	543	51,383
Interest expense	102	-	405	-	1,191

Total expenses	14,937	229	41,783	543	64,574

NET LOSS	(14,937)	(229)	(41,783)	(543)	(64,574)

NET LOSS PER SHARE
- Basic and Diluted	$0.00	$0.00	$0.01	$0.00	$0.01

Weighted Average
Number of Common
Shares Outstanding	5,870,853	5,000,000	5,440,212	5,000,000	5,145,406

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in US dollars)

		Six
	Six months	months
	ended	ended
	May 31,	May 31,
	2005	2004
	$	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(41,783)	(543)

Adjustments to reconcile net loss to net cash provided by operations

Donated services and rent	13,800	-

Changes in operating assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	3,001	(4,000)

Net Cash Used In Operating Activities	(24,982)	(4,543)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	114,455	4,299
Loan from shareholders	(22,573)	214

Net Cash Provided By Financing Activities	91,882	4,513

NET INCREASE (DECREASE) IN CASH	66,900	(30)

CASH, BEGINNING OF PERIOD	32	43

CASH, END OF PERIOD	66,932	13

Supplemental Information

Cash paid for interest	413	-
Cash paid for taxes	-	-

Non-cash Investing and Financing Activities	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

FC Financial Services, Inc. (the "Company") was incorporated in the State of Nevada on November19, 2003 where it maintains a statutory registered agent's office. The Company's principal executive office is located in Ontario, Canada. The Company intends to initiate operations in Canada, and is not subject to any deadlines to obtain U.S. licenses in order to begin operations. The Company provides indirect financing of instalment contracts for automobile purchases and leases for borrowers unable to qualify for traditional loans and leases. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2005, the Company had not recognized any revenues and had accumulated losses of $64,574 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations through the financing of automobile loans and leases. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on March 22, 2005. The Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 of which $11,060 was received before February 28, 2005 and the balance of $103,395 in March 2005.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(d)	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

	(e)	Foreign currency translation

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

The Company must also comply with Canadian income tax regulations since the Company's principal executive office is located in Canada and the Company intents to commence operations in Canada. As of May 31, 2005 no Canadian income taxes were due.

	(g)	Revenue Recognition

The Company is in the process of developing and implementing accrual based revenue recognition policies.

	(h)	Basic and Diluted Net Income (Loss) Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As of May 31, 2005 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory, and other risks associated with an emerging business including the potential risk of business failure.

	(j)	Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(j)	Recent Accounting Pronouncements (continued)

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB 107 during the implementation of SFAS No. 123R.

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

(a)

Two officers/directors of the Company advanced funds to the Company. The Company had accrued interest at an annual rate of 5% on those loans. The balance of both loans was repaid in full in April 2005. Accrued interest included in the loan repayments amounted to $405.

(b)

Two officers/directors donated their services to the Company at $1,000 per month beginning December 1, 2004. A total of $12,000 was charged to operations during the six months ended May 31, 2005 and treated as donated capital.

	(c)	Office rent at $300 per month is donated by a related party. A total of $1,800 was charged to operations during six months ended May 31, 2005 and treated as donated capital.

4.	COMMON STOCK

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on February 23, 2005. On March 22, 2005 the Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 of which $11,060 was received before February 28, 2005 and the balance of $103,395 in March 2005.

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

If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. We raised enough money to last about one year but with limited funds available to develop a growth strategy. To implement growth, we need non-prime borrowers to finance the acquisition of their motor vehicles through us. The more on-time paying borrowers, the larger the revenues and profits. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

We can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Our growth strategy calls for us to receive pre-screened non-prime borrowers from First Class Financial Services, Inc. Upon review and approval of the borrower, we will acquire the vehicle and lease it back to the borrower. We believe that we could finance the acquisition of 30 vehicles. The purchase price of the vehicle will be paid by us with a substantial part being financed by us through lending institutions. We anticipate receiving from 10 to 20 initial applications from First Class Financial Services Inc. As we receive payments from the borrowers, we intend to use the repayments to cover the cost of our overhead, service our loans with our lenders and use the balance of the funds for down payments on the acquisition of additional vehicles for additional borrowers. We believe our portfolios of loans will expand during the first twelve months.

We intend to accomplish the foregoing through the following milestones during the next twelve months:

1.

We are in the process of establishing our office and acquiring the equipment we need to begin operations. Establishing our office will be completed in August 2005. It will cost less than $10,000 to establish our office. We do not intend to hire employees. Our officers and directors will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of the prospectus.

2.	We have proceeded with the acquisition of our software and begin promoting and advertising our services.

3.

We intend to establish our website within approximately 30 days of the completion of setting up our office and we will begin to market our business. We will use the website to promote our services. Our website will not be a source of revenue. We believe that it will cost a minimum of $5,000 to develop our website and for our marketing campaign. We intend to market our financing program primarily to franchised dealers and used automobile dealers primarily by mailing fliers, through our website, and by personal contact by our officers and directors. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.

We expect that we will begin to process installment contracts by the end of this year. Our initial customers will be referred to us from First Class Financial Services Inc., a company owned and controlled by our officers and directors. The process of reviewing installment contracts will be ongoing during the life of our operations.

5.

Upon approval of a customer, we will acquire the vehicle and lease it back to the customer. We intend to use a portion of the proceeds of the offering for the down payment and finance the balance through a financial institution. We have no financial arrangements with First Class Financial Services Inc.'s bank at the present time and there is no assurance that any financial arrangements will ever be concluded with First Class Financial Services Inc.'s bank. If we are successful in concluding financial arrangements with First Class Financial Services Inc.'s bank, they will be comparable as those we could obtain from an unrelated third party. It will take approximately 1 day to acquire a vehicle and approximately 2 to 3 days to process an application and deliver possession of the vehicle to our borrower. The down payment for the vehicle will be between $500.00 and $2,500.00 depending on the vehicle. The process of acquiring motor vehicles will be ongoing during the life of our operations. Initially, we intend to acquire used vehicles.

In summary, we should be in full operation and receiving orders by December, 2005. We estimate that we will generate revenue by December 2005. Until our management information systems are operational, we will not finance or lease any vehicles.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in the start-up stages of our operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to a lack of customers. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on November 19, 2003 to May 31, 2005

During this period we incorporated the company, hired the attorney and hired the auditor. We have prepared an internal business plan. We have reserved a domain name www.fcfinancialservicesinc.com. Our loss since inception is $64,574. We have recently started our proposed business operations.

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

At May 31, 2005 the Company's bank balance was $66,932.

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

Changes in Internal Controls

There were no changes in our internal controls or, to our knowledge, in other factors that could affect the disclosure of controls and procedures, subsequent to the date that we carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our public offering was declared effective by the SEC (SEC file no. 333-113509). On March 22, 2005, we completed our public offering and sold 1,144,500 shares of common stock and raised $114,455. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended May 31, 2005 to repay the loans from shareholders and officers and to cover the expenses incurred. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Accounting	$21,951.20
Legal	20,198.69
Transfer Agent	3,342.31
Blue Sky Fees	200.00
Website development	19.00
Registered Agent	560.00
Interest on Shareholder Loan	1,199.11
Travel	557.93

TOTAL	$48,027.79

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July, 2005

FC FINANCIAL SERVICES INC.
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.