Form 10QSB
period 2005-08-31
FC FINANCIAL SERVICES INC
filed 2005-10-12
CIK 1281872

======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

COMMISSION FILE NUMBER 333-113509

FC FINANCIAL SERVICES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-040339
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

FC FINANCIAL SERVICES, INC.
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
Yes [X] No [   ]

The Registrant is a Shell company. [   ]

====================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

FC FINANCIAL SERVICES, INC.
 (A Development Stage Company)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	August 31,	November 30,
	2005	2004
	(unaudited)	(audited)

ASSETS

Current Assets

Cash	55,761	32

Total Current Assets	55,761	32

Capital Assets	6,444

TOTAL ASSETS	62,205	32

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities

Accounts payable	-	200
Accrued liabilities	3,100	-
Due to shareholders (Note 3)	-	22,573

Total Current Liabilities	3,100	22,773

TOTAL LIABILITIES	3,100	22,773

Stockholders' Equity (Deficit)

Common stock, $0.00001 par value, 100,000,000 shares authorized,
6,144,550 shares issued and outstanding	61	50

Additional paid-in capital (Note 4)	114,444	-

Donated capital (Note 3(b) and (c))	20,700	-

Deficit accumulated during the development stage	(76,100)	(22,791)

Total Stockholders' Equity (Deficit)	59,105	(22,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	62,205	32

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(Expressed in US dollars)

					Accumulated
					from
	Three	Three	Nine	Nine	November 19,
	months	months	months	months	2003 (Date of
	ended	ended	ended	ended	Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004	2005
	$	$	$	$	$

REVENUE	-	-	-	-	-

EXPENSES

Consulting (Note 3(b))	6,000	-	18,000	-	18,000
General and administrative expenses	4,924	4,522	34,302	5,065	56,307
Amortization	609	-	609	-	609
Interest (income) expense	(7)	-	398	-	1,184

Total expenses	11,526	4,522	53,309	5,065	76,100

NET LOSS	(11,526)	(4,522)	(53,309)	(5,065)	(76,100)

NET LOSS PER SHARE -
Basic and Diluted	$0.00	$0.00	$0.01	$0.00	$0.01

Weighted Average Number of
Common Shares Outstanding	6,144,550	5,000,000	5,676,705	5,000,000	5,288,363

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in US dollars)

	Nine months	Nine months
	ended	ended
	August 31,	August 31,
	2005	2004
	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(53,309)	(5,065)

Adjustments to reconcile net loss to net cash provided by operations

Amortization	609

Donated services and rent	20,700	-

Changes in operating assets and liabilities

Increase (decrease) in accounts payable and accrued liabilities	2,900	(4,000)

Net Cash Used In Operating Activities	(29,100)	(9,065)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	114,455	-
Loan from shareholders	(22,573)	9,068

Net Cash Provided By Financing Activities	91,882	9,068

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of capital assets	(7,053)	-

Net Cash Provided By Financing Activities	(7,053)	-

NET INCREASE (DECREASE) IN CASH	55,729	3

CASH, BEGINNING OF PERIOD	32	43

CASH, END OF PERIOD	55,761	46

Supplemental Information
Cash paid for interest	413	-
Cash paid for taxes	-	-

Non-cash Investing and Financing Activities	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(unaudited)
(Expressed in US dollars)

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2005, the Company had not recognized any revenues and had accumulated losses of $76,100 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations through the financing of automobile loans and leases. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on March 22, 2005. The Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 in February and March 2005.

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

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(unaudited)
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(e)	Capital assets

Capital assets are recorded at cost and annual amortization is provided on a straight-line basis over the estimated useful lives of the assets as follows. One-half of the annual rate is taken in the year of acquisition:

		Computers	3 years
		Furniture and fixtures	5 years

	(f)	Foreign currency translation

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

	(g)	Income Taxes

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

The Company must also comply with Canadian income tax regulations since the Company's principal executive office is located in Canada and the Company intents to commence operations in Canada. As of August 31, 2005 no Canadian income taxes were due.

	(h)	Revenue Recognition
The Company is in the process of developing and implementing accrual based revenue recognition policies.

	(i)	Basic and Diluted Net Income (Loss) Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As of August 31, 2005 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(unaudited)
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(j) Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition and potential government regulations. The Company's operations are subject to significant risk and uncertainties including financial, operational, regulatory, and other risks associated with an emerging business including the potential risk of business failure.

(k) Recent Accounting Pronouncements

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

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(unaudited)
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
	(k)	Recent Accounting Pronouncements (continued)

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

	(m)	Interim Financial Statements

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
(a)

Two officers/directors of the Company advanced funds to the Company. The Company had accrued interest at an annual rate of 5% on those loans. The balance of both loans was repaid in full in April 2005. Accrued interest included in the loan repayments amounted to $413.

(b)

Two officers/directors donated their services to the Company at $1,000 per month beginning December 1, 2004. A total of $18,000 was charged to operations during the Nine months ended August 31, 2005 and treated as donated capital.

	(c)	Office rent at $300 per month is donated by a related party. A total of $2,700 was charged to operations during Nine months ended August 31, 2005 and treated as donated capital.

4.	COMMON STOCK

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on February 23, 2005. On March 22, 2005 the Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 in February and March 2005

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS

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

We intend to accomplish the foregoing through the following milestones during the next twelve months:

1.

We have established an office and acquired the furniture and equipment we need to begin operations. However we are unable to start operations until the software is developed. The cost to establish our office was less than $10,000. We have not hired employees. Our officers and directors will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of the prospectus.

2.	We have hired Datasoft Inc. to develop our leasing / financing software on September 8th, 2005 and should see a workable product within 90 days. The estimated cost of development is $15,000-$17,000

3.

We intend to develop our website in conjunction with the software. We will use the website to promote our services. Our website will not be a source of revenue. We believe that it will cost a minimum of $5,000 to develop our website and for our marketing campaign. We intend to market our financing program primarily to franchised dealers and used automobile dealers primarily by mailing fliers, through our website, and by personal contact by our officers and directors. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.

We expect that we will begin to process instalment contracts by the end of this year. Our initial customers will be referred to us from First Class Financial Services Inc., a company owned and controlled by our officers and directors. The process of reviewing instalment contracts will be ongoing during the life of our operations.

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

Results of operations

From Inception on November 19, 2003 to August 31, 2005

During this period we incorporated the company, hired the attorney and hired the auditor. We have prepared an internal business plan. We have reserved a domain name www.fcfinancialservicesinc.com. Our loss since inception is $78,051.00. We have recently started our proposed business operations.

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

At August 31, 2005 the Company's bank balance was $55,761.

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

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our public offering was declared effective by the SEC (SEC file no. 333-113509). On March 22, 2005, we completed our public offering and sold 1,144,500 shares of common stock and raised $114,455. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended August 31, 2005 to repay the loans from shareholders and officers and to cover the expenses incurred. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Accounting	$25,850.29
Legal	20,198.69
Transfer Agent	3,644.48
Blue Sky Fees	200.00
Website development	19.00
Registered Agent	560.00
Interest on Shareholder Loan	1,199.11
Travel	557.93
Establishing an Office	7,052.76

TOTAL	$59,282.26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of October, 2005

FC FINANCIAL SERVICES INC.
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.