Form 10QSB/A
period 2005-08-31
FC FINANCIAL SERVICES INC
filed 2005-10-20
CIK 1281872

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

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
Yes [X] No [   ]

The Registrant is a Shell company. [   ]

======================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

FC FINANCIAL SERVICES, INC.
 (A Development Stage Company)

CONTENTS

FINANCIAL STATEMENTS

Balance Sheets	-3-
Statements of Operations	-4-
Statements of Cash Flows	-5-
Notes to the Financial Statements	-6-

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	August 31,	November 30,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	55,761	32

Total Current Assets	55,761	32
Property and Equipment (Note 3)	6,444

TOTAL ASSETS	62,205	32

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Current Liabilities
Accounts payable	-	200
Accrued liabilities	5,051	-
Due to shareholders (Note 4)	-	22,573
Total Current Liabilities	5,051	22,773

TOTAL LIABILITIES	5,051	22,773

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.00001 par value, 100,000,000 shares
authorized, 6,144,550 shares issued and outstanding	61	50
Additional paid-in capital (Note 5)	114,444	-
Donated capital (Notes 4(b) and (c))	20,700	-
Deficit accumulated during the development stage	(78,051)	(22,791)
Total Stockholders' Equity (Deficit)	57,154	(22,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	62,205	32

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)
(Expressed in US dollars)

					Accumulated
					from
	Three	Three	Nine	Nine	November 19,
	months	months	months	months	2003 (Date of
	ended	ended	ended	ended	(Inception) to
	August 31,	August 31,	August 31,	August 31,	August 31,
	2005	2004	2005	2004	2005
	$	$	$	$	$

REVENUE	-	-	-	-	-

EXPENSES

Consulting (Note 4(b))	6,000	-	18,000	-	18,000
General and administrative
expenses	6,875	4,522	36,253	5,065	58,258
Amortization	609	-	609	-	609
Interest (income) expense	(7)	-	398	-	1,184

Total expenses	13,477	4,522	55,260	5,065	78,051

NET LOSS	(13,477)	(4,522)	(55,260)	(5,065)	(78,051)

NET LOSS PER SHARE -
Basic and Diluted	$ 0.00	$ 0.00	$ 0.01	$ 0.00	$ 0.01

Weighted Average Number of
Common Shares Outstanding	6,144,550	5,000,000	5,676,705	5,000,000	5,288,363

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)
(Expressed in US dollars)

	Nine months	Nine months
	ended	ended
	August 31,	August 31,
	2005	2004
	$	$
CASH FLOWS TO OPERATING ACTIVITIES
Net loss	(55,260)	(5,065)
Adjustments to reconcile net loss to net cash used in
operating activities
Amortization	609	-
Donated services and rent	20,700	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	4,851	(4,000)
Net Cash Used In Operating Activities	(29,100)	(9,065)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	114,455	-
Loan from shareholders	(22,573)	9,068

Net Cash Provided By Financing Activities	91,882	9,068

CASH FLOWS TO INVESTING ACTIVITIES
Acquisition of capital assets	(7,053)	-

Net Cash Used By Financing Activities	(7,053)	-

INCREASE IN CASH	55,729	3

CASH, BEGINNING OF PERIOD	32	43

CASH, END OF PERIOD	55,761	46

Non-cash Investing and Financing Activities	-	-

Supplemental Disclosures:
Cash paid for interest	413	-
Cash paid for taxes	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(unaudited)
(Expressed in US dollars)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

FC Financial Services, Inc. (the "Company") was incorporated in the State of Nevada on November 19, 2003, where it maintains a statutory registered agent's office. The Company's principal executive office is located in Ontario, Canada. The Company intends to initiate operations in Canada, and is not subject to any deadlines to obtain U.S. licenses in order to begin operations. The Company provides indirect financing of instalment contracts for automobile purchases and leases for borrowers unable to qualify for traditional loans and leases. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard ("SFAS") No. 7.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2005, the Company had not recognized any revenues and had accumulated losses of $78,051 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations through the financing of automobile loans and leases. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The fair values of cash, accounts payable, accrued liabilities and amounts owing to related parties approximate their fair value due to the immediate or short-term nature of these financial instruments.

	(d)	Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED AUGUST 31, 2005
(unaudited)
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(e)	Property and Equipment

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4". SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that "... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...". SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this standard is issued. The provisions of SFAS No. 151 must be applied prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

The FASB has also issued SFAS No. 152, but it will not have any relationship to the operations of the Company. Therefore, a description and its impact on the Company's operations and financial position have not been disclosed.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

	(l)	Interim Financial Statements

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

3.	PROPERTY AND EQUIPMENT
				August 31,	November 30,
				2005	2004
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Computer hardware	1,603	200	1,403	-
	Furniture and fixtures	5,450	409	5,041	-

		7,053	609	6,444	-

4.	RELATED PARTY TRANSACTIONS/BALANCES

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

	(c)	A related party donates office rent at $300 per month. A total of $2,700 was charged to operations during Nine months ended August 31, 2005 and treated as donated capital.

5.	COMMON STOCK

The Company's SB-2 Registration Statement was declared effective by the United States Securities Commission ("SEC") on February 23, 2005. On March 22, 2005 the Company issued 1,144,550 free trading shares under the SB-2, at a price of $0.10 per share, for total proceeds of $114,455 in February and March 2005.

ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS.

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

ITEM 3.     CONTROLS AND PROCEDURES.

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

The following amounts were paid from the proceeds of the offering:

Accounting	$25,850.29
Legal	20,198.69
Transfer Agent	3,644.48
Blue Sky Fees	200
Website development	19
Registered Agent	560
Interest on Shareholder Loan	1,199.11
Travel	557.93
Establishing an Office	7,052.76

TOTAL	$59,282.26

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 20th day of October, 2005

FC FINANCIAL SERVICES INC.
(Registrant)

BY:	/s/ Taras Chebountchak
Taras Chebountchak, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.