Form 10KSB
period 2005-11-30
FC FINANCIAL SERVICES INC
filed 2006-02-07
CIK 1281872

====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE YEAR ENDED November 30, 2005

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [   ]

===================================================================================================

The aggregate market value of the voting stock held by non-affiliates of the registrant was $5,781,565 as of January 31, 2006.

Number of shares outstanding of the registrant' s class of common stock, as of January 31, 2006 was 30,722,750.

The Company recorded no of revenues for its most recent fiscal year ended November 30, 2005.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

General

We were incorporated in the State of Nevada on November 19, 2003. We have not started operations. We have not generated any revenues. We maintain our statutory registered agent's office at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our business office is located at 110 Jardin Drive, Suite 13, Concord, Ontario, Canada L4K 2T7. Our telephone number is (905) 761-1096. This is the office of First Class Financial Services Inc. which is owned and operated by Mr. Chebountchak and Ms. Stolyar in Canada. First Class Financial Services Inc. is engaged in the business of brokering loans. We do not pay any rent to First Class Financial Services, Inc. and there is no agreement to pay any rent in the future. We intend to establish an office elsewhere in the future.

We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

We have not conducted any market research into the likelihood of success of our operations or the acceptance of our products or services by the public.

Our Proposed Office Requirements

We intend to acquire office space which will contain approximately 600 square feet. We intend to locate the office in the same building that First Class Financial Services, Inc. is located. The address is 110 Jardin Drive, Concord, Ontario, Canada L4K 2T7. The office space will be above street level and contain approximately 6 offices each of which will be approximately 100 square feet. The space will include telephone and Internet connections.

Services

We intend to specialize in the indirect financing of installment contracts for automobile purchases. By indirect financing, we mean that car dealers will contact us and make arrangements with us to finance the purchase of a motor vehicle. The buyer of the car will not contact us. We will acquire title to the vehicle and lease it to the customer. Title to the vehicle will be transferred from us to customer upon the last lease payment. These contracts will be originated by us for borrowers who might not be able to qualify for traditional automobile loans or leases.

Each one of our two officers and directors has nine years experience in evaluating the credit history of potential customers.

In general, the automobile finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional automobile finance companies, such as commercial banks, savings and loans, thrift and loans, credit unions and captive finance companies of automobile manufacturers, generally provide credit to the most creditworthy borrowers, or so-called "prime borrowers."

The so-called "non-prime" credit market, in which we intend to operate, provides financing for those borrowers who have had past credit problems, including bankruptcy, have limited or no credit histories or have low incomes. Historically, traditional automobile financing sources have not serviced the non-prime market or have done so only through programs that were not consistently available. An industry group of independent finance companies specializing in non-prime automobile financing has emerged, but the industry remains highly fragmented, with no company having a significant share of this non-prime market. Our program is designed to provide financing to this market segment.

Marketing

We intend to market our financing program primarily to franchised dealers and used automobile dealers primarily by mailing fliers, through our website, and by personal contact by our officers and directors. Franchise dealers traditionally have their own financing options, however, the options are typically limited to prime customers. When a non-prime customer appears, the franchise dealer typically either denies the credit, passes the customer to a non-prime lender or directs a screening agent to locate a non-prime lender. Because our officers and directors already have a relationship with other care dealers through First Class Financial, we believe we will be able to attract car dealers to our services in addition to the customers we will obtain from First Class's screening process. As of the date hereof we have not contacted any dealers and there is no assurance that we will ever obtain any business from any car dealers. Advertising will include the design and printing of sales materials. The cost of our advertising campaign will be from $5,000 to $10,000.

Our major target will be the greater Toronto area and surrounding areas of Niagra and Buffalo.

First Class Financial Services, Inc.

First Class Financial Services, Inc. has been in business for six years, screening customers and placing them with lending institutions. Our officers and directors are the officers and directors of First Class. First Class currently works with 15 different financial institutions from large banks to private leasing companies. We will receive pre-screened customers from First Class. Not all pre-screened customers will be sent to us by First Class. Only non-prime borrowers will be sent to us. First Class charges a fee of $495 for the screening process. The customer will pay the fee. We will not receive any portion of the fee. The two entities will be entirely separate from one another. There are no agreements between us and First Class. First Class currently receives applications from approximately 150 independent car dealers.

The Process

Upon receipt of a credit application, we will use an automated system to obtain credit histories, determine the wholesale value of the vehicle and calculate the credit score of the application. We then use the credit score as a guide to evaluate applications, but the approval/declination decision is not based solely on the credit score. Because non-prime borrowers generally have credit histories which include past bankruptcies, significant charged-off accounts and/or multiple collection accounts, we evaluate other potential offsetting factors such as the borrower's residence stability, employment stability, income level relative to expenses and past performance on other automobile-related debt. If, in the credit officer's judgment, there are enough mitigating positive factors, our customer may be approved for a purchase or lease. To be eligible for purchase, our customer must agree to sign a contract that provides for full amortizing and provides for level payments over the term of the contract, granting a first priority security interest in the financed vehicle to us, must not sell or transfer the financed vehicle without our consent and must allow for acceleration of the maturity of the contract if the vehicle is sold or transferred without our consent. The portions of payments on contracts allocable to principal and interest are, for payoff and deficiency purposes, determined in accordance with the law of the state in which the contract was originated. Each contract includes a requirement that the borrower maintain fire, theft and collision insurance on the financed vehicle and name the company as a loss payee or lien-holder. As part of the funding process, we verify that insurance is in place on the financed vehicle.

Funding Package Completion, Verification and Funding

After deciding to finance the lease or purchase of the vehicle, we will require the borrower to complete a funding package. We will confirm the borrower's employment and the insurance on the vehicle. We believe one of the most important verifications is a direct telephone interview of the borrower to confirm the terms of the contract, the source of the down payment and the equipment on the vehicle. We typically will not fund a contract without a personal interview or prior telephone interview of the borrower. We believe this process will reduce the risk of misrepresentation by the borrower and provides a basis for future borrower contact. A funding package may be returned if it does not comply with the terms of the initial approval or if we discover facts that were not disclosed during the approval process. As an additional quality control check, we will perform an automated review of the contract and identify any characteristics not in compliance with our minimum proprietary standards.

Post-Funding Quality Reviews

We will use an automated system, which we will implement, to continue to monitor the contracts after funding. In addition, we intend to complete full quality control reviews of a random sample of 5% of the newly-originated contracts. This review focuses on compliance with our lending standards, the quality of the credit decision and the completeness of contract documentation. On a periodic basis, we intend to prepare a report, summarizing policy exceptions, processing errors, documentation deficiencies and credit decisions which we considered overly aggressive.

Risk-Based Pricing

We intend to use statistical information and to establish different pricing programs by geographic region, by borrower credit characteristics, all tied to the expected economic value of each of our programs. We intend to maintain a database which tracks key parameters for each contract. This database will be updated periodically to reflect the payment performance of each contract. We intend to use this information to identify and aggregate contracts that have failed to perform as anticipated. Each contract in this group will be matched against a performing contract with the same characteristics. By statistically comparing the characteristics of these two, we believe we will be able to refine periodically our credit evaluation processes and believe we will be better able to price each of our future contracts.

Contracting Services

We will service all of our contracts. Servicing generally consists of payment and pay-off processing, collecting, insurance tracking, title tracking, responding to borrower inquiries, investigating delinquencies, repossessing and reselling collateral, collection reporting and credit performance monitoring.

Billing and Collection Process

A preauthorized payment plan will be set up from each borrower at the time of signing and all payments will be directed to our lock-box account at a commercial bank. On a daily basis, the lock-box bank retrieves and processes payments received, and then deposits the entire amount into the lock-box account. A simultaneous electronic data transfer of borrower payment data is made to us for posting to our computerized records. Our collection process will be based on a strategy of closely monitoring contracts and maintaining frequent contact with borrowers. As part of this process, we will make early, frequent contact with delinquent borrowers and attempts to educate borrowers on how to manage monthly budgets. We will attempt to identify the underlying causes of a borrower's delinquency and to make an early collection risk assessment. We believe that our intended proactive collection process, including the early identification of payment problems, will reduce our repossession rates and loss levels. In support of our collection efforts, we intend to maintain collection software with collection operations. We will initially attempt to contact any borrower whose account becomes six days past due. Although we will emphasize telephonic contact, we will also typically send past due notices to borrowers when an account becomes ten days past due.

Extensions and Modifications

If a borrower has current financial difficulties, but has previously demonstrated a positive history of payment on the contract, we will permit a payment extension of not more than two months during the term of a contract. Extensions will never exceed 2% of our contracts in our portfolio. Further, we will permit only one extension over the term of a contract and we will neither restructures contracts nor forbear any payments on contracts.

Repossession

We will repossesses a vehicle when resolution of a delinquency is not likely or when the we believe that the collateral is at risk. We make these judgments based upon our discussions with borrowers, the ability or inability to locate the borrowers or the vehicles, the receipt of notices of liens and other information. We will use independent, licensed and bonded repossession agencies to repossess vehicles as well as the services of an agency that traces skips (where neither the borrower nor the vehicle can be located) to supplement our own efforts in locating vehicles. Our anticipated cost will be approximately $400.00 per vehicle. When a vehicle is repossessed, it will be sold through a public auction or a private sale within 60 days of the repossession. We will use our own staff to pursue recoveries of deficiency balances and also uses outside collection agencies which share in any recoveries. We expect to incur a loss whenever we will have to repossess a vehicle. When we sell a repossessed vehicle, we record a net loss equal to the outstanding principal balance of the contract, less the proceeds from the sale of the vehicle. If an account becomes 120 days delinquent (other than accounts in bankruptcy) and we have repossessed the vehicle, but not yet received the sale proceeds, we will record a loss equal to the outstanding principal balance of the contract, less the estimated auction value of the vehicle (which is based upon wholesale used car values published by nationally recognized firms). If an account becomes 120 days delinquent and we have not repossessed the vehicle, then our records will reflect a loss equal to the outstanding principal balance of the contract. Any recoveries received subsequent to the contract being charged-off, including amounts (i) from the borrower's insurance policies or service contracts, or (ii) from deficiency balances recovered from borrowers, are treated as loss adjustments in the period when these recoveries are received.

Management Information Systems

We intend to rely on automated information management and data processing systems to maximize productivity, minimize credit losses and maintain data integrity. AutoTurbo, Inc. sells the software and support products for the automated information management and data processing system. First Class Financial has the same system. We do not have to develop the automated system. We do not have any contracts to buy the system at this time. We will not enter into a contract to buy the software and support products until this offering is completed. We will operate the systems on a computer which we will acquire. The software for the system is going to be created at a cost of $10,000 and includes a universal loan accounting package for all aspects of our loan accounting and payment processing, and a collection software. The $10,000 price was quoted to us by AutoTurbo, Inc. This system is used for credit scoring and credit review. The system will analyze compliance with our standards, tracks key underwriting characteristics for all of our contracts, tracks approval trends, analyzes charge-offs, monitors delinquencies and measures performance.

We also intend to install an imaging system to make contract documents available on-screen, decrease data entry costs and aid disaster recovery.

Acquisition of Vehicles

When a car dealer contacts us with a non-prime customer who desires to purchase a vehicle, we will process his application. If it is approved by us, we will purchase the motor and register the title in our name. We will then lease the vehicle to our non-prime customer. Upon the last lease payment being made, we will transfer title to the non-prime customer. Our proposed leasing terms are comparable to a typical lease arrangement in the industry in that we will acquire title to the vehicle in our name; lease the vehicle to the customer; and, upon completion of the lease, transfer title to the customer. We believe can purchase the vehicle for 10% down and finance the balance. Our officers and directors will have to personally guarantee the amount financed. We anticipate that they will have to guarantee the amount financed until we have been operational for a period of time and have established a track record of profit. Because our officers and directors will be guaranteeing the purchase price, we will be considered a prime customer. We attempted to borrow money to finance the acquisition of the vehicles, however, all of the lending institutions we contacted denied us a loan. Until we obtain a loan from a lending institution to finance the 90% balance, we will not be able to purchase any vehicles. The difference between what we pay for the car and what we sell it to the customer through a lease/purchase will be our profit.

Securitization of Contracts

In the future, we may sell all or a portion of our portfolio of contracts to investors through the issuance of asset-backed securities. Upon initiation of operations we do not intend to do so, but we might do so in the future. At the present time there are no plans to issue asset-backed securities.

Competition

The automobile financing business is highly competitive. We will be competing with a growing number of publicly and privately held national, regional and local automobile finance companies that specialize in non-prime automobile finance, many of which compete directly with the us for contracts. We will compete by advertising our services to automobile dealerships in the Toronto, Ontario area which is also our intended market area. Our chief competitors include AmeriCredit Corp., AutoFinance Group (a subsidiary of KeyCorp), Consumer Portfolio Services, Inc. and First Merchants Acceptance Corp. in the United States and Wells Fargo, VFC Inc., AJM leasing in Canada. In addition, we compete, or may compete in the future, for business with more traditional automobile financing sources, such as commercial banks, savings and loans, thrift and loans, credit unions and captive finance companies of automobile manufacturers such as General Motors Acceptance Corporation, Ford Motor Credit Corporation, Chrysler Financial Corporation, Toyota Motor Credit Corporation, Nissan Motors Acceptance Corporation and American Honda Finance. These traditional automobile finance companies may lower credit standards or introduce programs for non-prime borrowers to attract more financing business or, in the case of the captive finance companies, to stimulate new vehicle sales. Most of our prospective competitors and potential competitors have substantially greater financial, marketing and other resources than the Company and may be more successful in expanding into new geographic markets, building dealer networks and increasing market share through internal growth or acquisition. The larger, more established companies have access to unsecured commercial paper, investment-grade corporate debt and to other funding sources that may provide them with an advantageous cost of capital relative to our cost of capital. The captive finance companies and many of the other traditional automobile finance companies have long-standing relationships with dealers that may give them a competitive advantage in establishing dealer networks for the purchase of contracts. Many of these companies provide other types of financing, including inventory financing, which is not offered by us.

Government Regulation

Canada

We have to comply with the rules and regulations of the Ontario Motor Vehicle Industry Council. All Ontario car wholesalers and retailers must be members in order to buy, sell or lease motor vehicles in Ontario. These rules and regulations require registration and the maintenance of a fair, safe and informed market place in the Province of Ontario, Canada. Under the OMVIC process:

*	all officers and directors must complete an automotive certification course. The cost of the course is $190 per person.

*	we must register with the OMVIC. The cost is $500 for the our application plus $175 for each employee application. In addition there is a fee of $345 to the Motor Vehicle Dealers Compensation Fund.

*	the registration has to be renewed every 2 years.

If a borrower defaults on a contract, we as a servicer of the contract are entitled to exercise the remedies of a secured party under the Ontario Personal Property Security Act which is modeled on the Uniform Commercial Code in the United States. This includes the right to repossession by self-help means unless such means would constitute a breach of peace. The Personal Property Security Act regulates repossession and sales of collateral (A) by requiring reasonable notice to the borrower of (i) the date, time and place of any public sale of the collateral, (ii) the date after which any private sale of the collateral may be held and (iii) the borrower's right to redeem the financed vehicle prior to any such sale; and (B) by providing that any such sale must be conducted in a commercially reasonable manner. Under the Personal Property Security Act, a creditor is entitled, subject to possible prohibitions or limitations, to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the vehicle securing the unpaid balance of the borrower's installment contract. Since a deficiency judgment against a borrower would be a personal judgment for the shortfall, and the defaulting borrower may have very little capital or few sources of income, in many cases it is not prudent to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

United States

We will operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales, finance and insurance related licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operating, financing, advertising and employment practices. Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales' laws. Some states regulate finance fees and charges that may be paid as a result of vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct operations and fines. Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to United States customs duties and, in the ordinary course of our business we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

Within the United States, should we proceed to transact business there, we will have to obtain and maintain licenses and registrations required by certain states' sales finance company laws and/or laws regulating purchases of installment or conditional sales contracts. Currently we plan to conduct our business operations in the province of Ontario, Canada and in particular the greater Toronto area. We intend to obtain and maintain any and all additional qualifications, registrations and licenses necessary for the lawful conduct of its business and operations. Numerous federal and state consumer protection laws, including the Federal Truth-In-Lending Act, the Federal Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board's Regulations B and Z, and state motor vehicle retail installment sales acts, retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact the Company's business within the United States. The relevant laws, among other things, (A) require us to (i) obtain and maintain certain licenses and qualifications, (ii) limit the finance charges, fees and other charges on the contracts purchased and (iii) provide specified disclosures to consumers; (B) limit the terms of the contracts; (C) regulate the credit application and evaluation process; (D) regulate certain servicing and collection practices; and (E) regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to defense to payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

We have not acquired the licenses in light of not being able to borrow sufficient funds to finance the acquisition of any vehicles. If and when we obtain such financing, we acquire the licenses. Since we intend to initiate our operations in Canada, we are not subject to any time deadline to obtain U.S. licenses in order to begin operations.

The failure to comply with such laws could have a material adverse effect upon us in that our failure could result in injunctions and fines.

If a borrower defaults on a contract, we as the servicer of the contract are entitled to exercise the remedies of a secured party under the Uniform Commercial Code or UCC as it is commonly referred to, which typically includes the right to repossession by self-help means unless such means would constitute a breach of peace. The UCC and other state laws regulate repossession and sales of collateral (A) by requiring reasonable notice to the borrower of (i) the date, time and place of any public sale of the collateral, (ii) the date after which any private sale of the collateral may be held and (iii) the borrower's right to redeem the financed vehicle prior to any such sale; and (B) by providing that any such sale must be conducted in a commercially reasonable manner. Under the UCC and other laws applicable in most states, a creditor is entitled, subject to possible prohibitions or limitations, to obtain a deficiency judgment from a borrower for any deficiency on repossession and resale of the vehicle securing the unpaid balance of the borrower's installment contract. Since a deficiency judgment against a borrower would be a personal judgment for the shortfall, and the defaulting borrower may have very little capital or few sources of income, in many cases it is not prudent to seek a deficiency judgment against a borrower or, if one is obtained, it may be settled at a significant discount.

Marketing

We intend to market our services on our website and through mailings and personal contacts by our officers and directors.

Employees; Identification of Certain Significant Employees.

We are a development stage company and currently have no employees, other than our officers and directors. Our operations will be conducted by our officers and directors until such as we determine we need additional help. If and when we decide we need additional help, we will hire additional employees.

Reports to Security Holders.

We are not required to provide annual reports to security holders. The public may read and copy our reports filed with the SEC at the SEC' s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

Risks associated with FC FINANCIAL SERVICES INC.

1. Our auditors have issued a going concern opinion.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we will be an ongoing business for the next twelve months.

2. We have a limited operating history and have losses that we expect to continue into the future. There is no assurance our future operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.

We were incorporated in November 2003 and we have initiated limited business operations. We have not realized any revenues. We have a limited operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $94,706. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

*	our ability to locate persons who will finance the purchase of lease of automobiles from us.
*	our ability to generate revenues through the sale of our services

Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to suspend or cease operations. By suspend operations, here and throughout this prospectus, we mean we will have to temporarily stop our operations.

3. Because we will be financing the purchase of cars for persons who are not prime candidates for credit, if too many of them default, we may have to suspend or cease operations.

The persons we intend to finance the purchase of motor vehicles for persons who have poor credit. As such, there is a risk that these persons will default on their loans. If too many persons default on their loans, our stream of income will be reduced or cease entirely. If that happens, we may have to suspend or cease operations. If that happens, you will lose your investment.

4. We are dependent upon obtaining financing to acquire the vehicles we will sell to our customers. Currently this financing is unavailable to us. If we are unable to obtain such funds, we may not be able to implement our plan of operation to the fullest extent which will prevent us from generating revenues.

We have to obtain a loan in order to finance the acquisition of vehicles that we will sell to our customers. There is no assurance that financing will be available or if available, on terms that will be acceptable to us.

5. Because we are small and do not have much capital, we must limit marketing our services to potential clients. As a result, we may not be able to attract enough clients to operate profitably. If we do not make a profit, we may have to suspend or cease operations.

Because we are small and do not have much capital, we must limit marketing to potential clients. Because we will be limiting our marketing activities, we may not be able to attract enough clients to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.

6. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting clients and result in a lack of revenues that may cause us to suspend or cease operations.

Our officers and directors, will only be devoting limited time to our operations. Our officers and directors will be devoting approximately 15 hours per week of their time to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

7. Because we are relying upon business referrals from a company owned and operated by our officers and directors, should we lose that source of business referrals, we may have to cease operations and you will lose your investment.

Our officers and directors already have a relationship with other car dealers through First Class Financial, Inc., a Canadian corporation owned by Mr. Chebountchak and Ms. Stolyar, our officers and directors. Should we lose our source of customers from First Class Financial Services, Inc. we may have to cease operations in which case you could lose your investment.

8. Because we will be financing the acquisition of motor vehicles, we will incur substantial loan liability. As a result, should our operations fail, all of our assets will be used to pay creditors in which case you will lose your investment.

We will be financing the acquisition of motor vehicles which we will resell to our customers. In order to acquire the vehicles, we anticipate paying a cash down payment of 10% of the purchase price of the vehicle with the balance being financed. As such we will be incurring a substantial debt upon the acquisition of the vehicles. Accordingly, if we fail, all of our assets will be subject to creditors claims and we believe there will be no assets available to satisfy claims of our equity shareholders. As such, you will lose your investment..

Risks associated with this offering:

9. Because our officers and directors own more than 50% of the outstanding shares, they retain control of us and are able to decide who will be directors and you will not be able to elect any directors which could decrease the price and marketability of the shares.

Our officers and directors own 25,000,000 shares and control us. As a result our officers and directors are able to elect all of our directors and control our operations. Because you will not have the power to elect any directors to our board, our securities may not be in demand to the extent of other companies where control is not vested in a small group of individuals who have the power to elect all of the directors. As a result, the price and marketability of our shares could decrease.

10. Because there is a limited public trading market for our common stock, you may have difficulty in reselling your stock.

There is currently a limited trading market for our common stock. Therefore you may have difficulty reselling your shares.

11. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares that are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

Our shares would be classified as penny stocks and are covered by section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated there under which impose additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended November 30, 2005, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

We are listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. under the trading symbol FCFN. The following table sets forth the closing high and low bid prices of the common stock for each quarter within the last two years. The quotations reflect inter-dealer prices and do not represent retail mark-ups, markdowns, commissions, and may not reflect actual transactions. Our shares began trading on the Bulletin Board in June 2005.

Quarter ended	High Bid	Low Bid

2005
November 30	0.71	0.35
August 31	0.40	0.26
May 31	0.00	0.00
February 28	0.00	0.00
2004
November 30	0.00	0.00
August 31	0.00	0.00
May 31	0.00	0.00
February 28	0.00	0.00

In November 2003, we issued a total of 2,500,000 shares of restricted common stock to Taras Chebountchak, our president, in consideration of $25.00 and 2,500,000 shares of restricted common stock to Orit Stolyar, our vice president, in consideration of $25.00.

On February 23, 2005, our public offering was declared effective by the SEC (SEC file no. 333-113509). On March 22, 2005, we completed our public offering and sold 1,144,500 shares of common stock (5,722,500 post dividend shares) and raised $114,455. There was no underwriter involved in our public offering. The proceeds from the offering were partially used during the quarter ended November 30, 2005 to repay the loans from shareholders and officers and to cover the expenses incurred. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Accounting	$32,126.04
Legal	20,198.69
Transfer Agent	3,644.48
Blue Sky Fees	200
Website development	19
Registered Agent	560
Interest on Shareholder Loan	1,199.11
Travel	557.93
Establishing an Office	7,052.76

TOTAL	$65,558.01

In December 2005 we issued a stock dividend of four additional shares of common stock for each one share outstanding. The quotations set forth above reflect the stock dividend. After the stock dividend, Mr. Chebountchak owned 12,500,000 shares of common stock and Ms. Stolyar owned 12,500,000 shares of common stock.

At January 31, 2006, there were approximately 90 shareholders of record.

Cash dividends

As of the date of this annual report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Section 15(g) of the Exchange Act

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6 and Rule 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). While section 15(g) and Rules 15g-1 through 15g-6 apply to brokers-dealers, they do not apply to us.

Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.

Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.

Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.

Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.

Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.

Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.

Rule 15g-9 requires broker/dealers to approved the transaction for the customer's account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons. The application of the penny stock rules may affect your ability to resell your shares.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans.

Recent Sales of Unregistered Securities

No sales of unregistered securities were made during the fiscal year ending November 30, 2005. . We did issue 24,578,200 shares of common stock as a stock dividend in December 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ending November 30, 2005.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have started limited operations. We have not generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin writing contracts, acquiring vehicles and receiving payments from our customers. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project. We believe we have sufficient funds to operate during the next twelve months.

To meet our need for cash we are attempting to borrow sufficient funds to acquire vehicles that we will resell to our customers. If we are unable to borrow sufficient funds to acquire vehicles, we may have to cease or suspend operations until we acquire such funds. If we cannot borrow the funds, we will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash other than applying for new loans.

Plan of Operation

We believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees.

Subject to obtaining financing to acquire vehicles, our growth strategy calls for us to receive pre-screened non-prime borrowers from First Class Financial Services, Inc. We anticipate receiving from 10 to 20 initial applications from First Class Financial Services, Inc. As we receive payments from the borrowers, we intend to use the repayments to cover the cost of our overhead, service our loans with our lenders and use the balance of the funds for down payments on the acquisition of additional vehicles for additional borrowers. We believe our portfolios of loans will expand during the first twelve months.

We intend to accomplish the foregoing through the following milestones during the next twelve months:

1.

We have established an office and acquired the furniture and equipment we need to begin operations. However we are unable to start operations until the software is developed and a loan to finance the acquisition of vehicles is obtained. The cost to establish our office was less than $10,000. We have not hired employees. Our officers and directors will handle our administrative duties.

2.

We have hired Datasoft Inc. to develop our leasing / financing software on September 8th, 2005. The software is still in the development stage and should be completed within 60 days. The estimated cost of development is $15,000-$17,000

3.

We intend to develop our website in conjunction with the software. We will use the website to promote our services. Our website will not be a source of revenue. We believe that it will cost a minimum of $5,000 to develop our website and for our marketing campaign. We intend to market our financing program primarily to franchised dealers and used automobile dealers primarily by mailing fliers, through our website, and by personal contact by our officers and directors. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.

We expect that we will begin to process installment contracts within 30 days of the completion of the software and website development and after obtaining a loan to finance the acquisition of vehicles. Our initial customers will be referred to us from First Class Financial Services Inc., a company owned and controlled by our officers and directors. The process of reviewing instalment contracts will be ongoing during the life of our operations.

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

We do not know when we will be in full operation as we have not we obtained financing to acquire vehicles to commence full operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to a lack of customers. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on November 19, 2003 to November 30, 2005

During the period we incorporated the company, hired the attorney, hired the auditor, prepared a business plan, completed our public offering and have been denied loans that we need to acquire motor vehicles. We have reserved a domain name www.fcfinancialservicesinc.com. Our loss since inception is $94,706. We have started limited proposed business operations.

Since inception, we sold 5,000,000 (25,000,000 post-dividend shares) shares of common stock to officers and directors for $50 and raised $114,455 from the sale of 1,144,550 (5,722,750 post dividend shares) in our public offering.

Liquidity and capital resources

As of the date of this registration statement, we have yet to generate any revenues from our business operations.

In November 2003, we issued 5,000,000 shares of common stock pursuant to the exemption contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

In March 2005 we completed our public offering by selling 1,144,550 shares of common stock (5,722,500 post dividend shares) and raising $114,455.

As of November 30, 2005, our total assets were $56,204 cash and our total liabilities were $8,805 comprised of accounts payable and money owed to our officers.

In December 2005 we paid a stock dividend of four additional shares for each one share of common stock outstanding.

PART III

ITEM 7.     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
FC Financial Services Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of FC Financial Services Inc. (A Development Stage Company) as of November 30, 2005 and the related statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The accompanying balance sheet of FC Financial Services Inc. (A Development Stage Company) as of November 30, 2004, and the related statement of operations, cash flows, and stockholders' deficit accumulated for the period from November 19, 2003 (Date of Inception) to November 30, 2004 and the year ended November 30, 2004, was audited by other auditors in their report dated January 10, 2005. Those auditors expressed an unqualified opinion on those financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of FC Financial Services Inc. (A Development Stage Company), as of November 30, 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenue and has accumulated losses since inception. These factors raise substantial doubt about the Company' s ability to continue as a going concern. Management' s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS
Vancouver, Canada
January 20, 2006

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)

	November 30,	November 30,
	2005	2004

ASSETS

Current Assets

Cash	49,963	32

Total Current Assets	49,963	32

Property and Equipment (Note 3)	6,241

TOTAL ASSETS	56,204	32

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Current Liabilities

Accounts payable	-	200
Accrued liabilities	8,805	-
Due to shareholders (Note 4)	-	22,573

Total Current Liabilities	8,805	22,773

TOTAL LIABILITIES	8,805	22,773

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock 100,000,000 shares authorized, $0.00001 par value,
30,722,750 and 25,000,000 shares issued and outstanding,
respectively	307	250

Additional paid-in capital (Note 5)	114,198	-200

Donated capital (Notes 4(b) and (c))	27,600	-

Deficit accumulated during the development stage	(94,706)	(22,791)

Total Stockholders' Equity (Deficit)	47,399	(22,741)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	56,204	32

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)

	Accumulated from
	November 19, 2003
	(Date of Inception) to	Year ended	Year ended
	November 30,	November 30,	November 30,
	2005	2005	2004
	$	$	$

REVENUE	-	-	-

EXPENSES

Consulting (Note 4(b))	24,000	24,000	-
General and administrative expenses	68,715	46,710	17,998
Amortization	812	812	-
Interest expense	1,179	393	786

Total expenses	94,706	71,915	18,784

NET LOSS	(94,706)	(71,915)	(18,784)

NET LOSS PER SHARE - Basic and Diluted		$-	$-

Weighted Average Number of Common Shares
Outstanding (Note 5(a))		28,965,000	25,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)

	Accumulated From
	November 19, 2003
	(Date of Inception)	Year ended	Year ended
	to November 30,	November 30,	November 30,
	2005	2005	2004
	$	$	$

CASH FLOWS TO OPERATING ACTIVITIES

Net loss	(94,706)	(71,915)	(18,784)

Adjustments to reconcile net loss to net cash used
in operating activities

Amortization	812	812	-
Donated services and rent	27,600	27,600	-

Changes in operating assets and liabilities

Increase (decrease) in accounts payable and accrued
liabilities	8,805	8,605	(3,014)
(Increase) decrease in prepaid expenses	-	-	10,000

Net Cash Used In Operating Activities	(57,489)	(34,898)	(11,798)

CASH FLOWS TO INVESTING ACTIVITIES

Acquisition of capital assets	(7,053)	(7,053)	-

Net Cash Used By Investing Activities	(7,053)	(7,053)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock	114,505	114,455	-
Loan from shareholders	-	(22,573)	11,787

Net Cash Provided By Financing Activities	114,505	91,882	11,787

INCREASE (DECREASE) IN CASH	49,963	49,931	(11)

CASH, BEGINNING OF PERIOD	-	32	43

CASH, END OF PERIOD	49,963	49,963	32

Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures:

Cash paid for interest	413	413	-
Cash paid for taxes	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the Period from November 19, 2003 (Date of Inception) to November 30, 2005
(Expressed in US dollars)

					Deficit
			Additional		Accumulated
			Paid-in		During the
	Common		Capital	Donated	Development
	Stock	Amount	(Discount)	Capital	Stage	Total
	#	$	$	$	$	$

Balance - November 19, 2003 (Date of
Inception)	-	-	-	-	-	-

Issuance of common stock for cash
at $0.00001 per share
- November 27, 2003	25,000,000	250	(200)	-	-	50

Net loss for the period	-	-	-	-	(22,791)	(22,791)

Balance - November 30, 2004	25,000,000	250	(200)	-	(22,791)	(22,741)

Issuance of common stock for cash
at $0.02 per share	5,722,750	57	114,398	-	-	114,455

Donated services and rent	-	-	-	27,600	-	27,600

Net loss for the period	-	-	-	-	(71,915)	(71,915)

Balance - November 30, 2005	30,722,750	307	114,198	27,600	(94,706)	47,399

See Note 5(a) for forward stock split.

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2005
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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of November 30, 2005, the Company had not recognized any revenues and had accumulated losses of $94,706 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company has experienced some initial difficulty in securing the required financing, it continues to pursue various options but there is no assurance that any such activity will generate funds that will be available for operations. Management is considering alternatives to it's initial business plan. These financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities Commission that was declared effective on March 22, 2005. The Company issued 5,722,750 common shares pursuant to the SB-2, at a price of $0.02 per share, for total proceeds of $114,455. The Company is listed on the Over-the-Counter Bulletin Board under the symbol "FCFN".

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

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2005
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	(d)	Comprehensive Loss

SFAS No. 130, " Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(e)	Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

	(f)	Property and Equipment

Capital assets are recorded at cost and annual amortization is provided on a straight-line basis over the estimated useful lives of the assets as follows. One-half of the annual rate is taken in the year of acquisition:

		Computers	3 years
		Furniture and fixtures	5 years

	(g)	Fair Value of Financial Instruments

The fair values of cash, accounts payable, accrued liabilities and amounts owing to related parties approximate their fair value due to the immediate or short-term nature of these financial instruments.

	(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, " Accounting for Income Taxes" , as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2005
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(i)	Foreign Currency Translation

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

	(j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, " Earnings per Share." SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As of November 30, 2005 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

	(k)	Long-Lived Assets

In accordance with Financial Accounting Standards Board (" FASB" ) Statement of Financial Accounting Standards (" SFAS" ) No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets" , the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(l)	Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, " Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29" . The guidance in APB Opinion No. 29, " Accounting for Nonmonetary Transactions" , is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2005
(Expressed in US dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(l)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3" .. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, " Share Based Payment" . SFAS 123R is a revision of SFAS No. 123 " Accounting for Stock-Based Compensation" , and supersedes APB Opinion No. 25, " Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity' s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (" SAB 107" ) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

	(m)	Reclassifications

Certain reclassifications have been made to the prior year' s financial statements to conform to the current year' s presentation.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2005
(Expressed in US dollars)

3.	PROPERTY AND EQUIPMENT
				November 30,	November 30,
				2005	2004
			Accumulated	Net Carrying	Net Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Computer hardware	1,603	267	1,336	-
	Furniture and fixtures	5,450	545	4,905	-

		7,053	812	6,241	-

4.	RELATED PARTY TRANSACTIONS/BALANCES

	(a)	During the year ended November 30, 2005, the Company recognized a total of $24,000 (2004 - $Nil) for donated services at $2,000 per month provided by the President and Vice-President of the Company.
	(b)	During the year ended November 30, 2005, the Company recognized a total of $3,600 (2004 - $Nil) for donated rent at $300 per month provided by the President of the Company.
(c)

During the year ended November 30, 2005, the President and Vice-President of the Company incurred operating expenses for the Company totalling $28,193 (2004 - $22,573). In April 2005, the Company repaid $28,606, comprising of $28,193 of principal payment and $413 of interest payment. As at November 30, 2005, no amounts are due to the President and Vice-President of the Company.

5.	COMMON STOCK

(a)

On December 8, 2005, the Company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. All share amounts have been retroactively adjusted for all periods presented.

	(b)	On March 22, 2005, the Company issued 5,722,750 shares of common stock at a price of $0.02 per share for cash proceeds of $114,455.
	(c)	On November 27, 2003, the Company issued 25,000,000 shares of common stock at a price of $0.000002 per share to the President and Vice-President of the Company for cash proceeds of $50.

6.	INCOME TAX

The Company has adopted the provisions of SFAS 109, " Accounting for Income Taxes" . Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net operating losses have not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net operating losses carried forward in future years. The Company has approximately $94,700 of net operating loss carryforwards available to offset taxable income in future years which expire through fiscal 2024. For the periods ended November 30, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $14,800 and $7,700, respectively.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
FOR THE YEAR ENDED NOVEMBER 30, 2005
(Expressed in US dollars)

6.	INCOME TAX (continued)

	The components of the net deferred tax asset at November 30, 2005 and 2004, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

		2005 $	2004 $

	Net Operating Losses	94,700	22,800

	Statutory Tax Rate	35%	34%

	Effective Tax Rate	-	-

	Deferred Tax Asset	22,500	7,700

	Valuation Allowance	(22,500)	(7,700)

	Net Deferred Tax Asset	-	-

7.	SUBSEQUENT EVENT

On December 8, 2005, the Company authorized a forward stock split, and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. All share amounts have been retroactively adjusted for all period's presented.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

There have been no disagreements on accounting and financial disclosures from the inception of the Company through the date of this Form 10-KSB. Our financial statements for the period from inception to November 30, 2005, included in this report have been audited by Manning Elliott, LLP, Suite 1100-1050 West Pender Street, Vancouver, British Columbia, Canada V6E 3S7, as set forth in this annual report.

ITEM 8A.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b) Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have significantly affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to significant deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Taras Chebountchak	35	president, chief executive officer, treasurer, and a
11 Townsgate Dr. PH 6		member of the board of directors
Thornhill, Ontario
Canada L4J 8G4

Orit Stolyar	32	vice-president, secretary, and a member of the
69 Whitney Place		board of directors
Thornhill, Ontario
Canada L4J 6V6

The persons named above has held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Taras Chebountchak has been our president, chief executive officer, treasurer, and a member of our board of directors since our inception on November 19, 2003. Since May 1998, Mr. Chebountchak has been president and a director of First Class Financial Services Inc. located in Concord, Ontario. First Class Financial Services is engaged in the business of processing prospective car buyers' loan applications and placing them with financial institutions. Since July 2000, Mr Chebountchak has been secretary, treasurer and a director of Ardent Mines Limited, a Nevada corporation located in Vancouver, British Columbia engaged in mining exploration. Since December 15, 2004, Mr. Chebountchak has been president and chief executive officer of Ardent Mines as well. Ardent Mines Limited filed a Form SB-2 registration statement with the Securities and Exchange Commission on November 30, 2000 which was declared effective by the Commission on August 12, 2003. Ardent Mines Limited files reports with the Securities and Exchange Commission pursuant to section 13 of the Securities Exchange Act of 1934. Since then Ardent Mines has conducted extremely limited exploration activity.

Orit Stolyar has been vice-president, secretary, and a member of our board of directors since our inception on November 19, 2003. Since May 1998, Ms. Stolyar has been chief executive officer, secretary, treasurer, and a director of First Class Financial Services Inc. located in Concord, Ontario. First Class Financial Services is engaged in the business of processing prospective car buyers' loan applications and placing them with financial institutions. Ms. Stolyar will initially devote 15 hours per week to our operations.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee are that our officers and directors will devote time to projects that do not involve us. With respect to our officers' and directors's affiliation with First Class Financial Services, there is no conflict. First Class Financial will be sending us all of the non-prime business that it receives. Initially, we will not be able to service all of it. We hope, as time goes on, we will grow and be able to handle all of First Class Financials' referrals.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee comprised of all of our board of directors. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprise of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Securities Act of 1934

We are currently not subject to section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.     EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on February 9, 2004 through November 30, 2005, for each or our officers and directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
						Long-Term Compensation
		Annual Compensation				Awards	Payouts
						Securities
				Other	Under	Restricted		Other
				Annual	Options/	Shares or		Annual
Names				Compen-	SARs	Restricted	LTIP	Compen-
Executive Officer and	Year	Salary	Bonus	sation	Granted	Share/Units	Payouts	sation
Principal Position	Ended	(US$)	(US$)	(US$)	(#)	(US$)	(US$)	(US$)
Taras Chebountchak	2005	0	0	0	0	0	0	0
President, Treasurer,	2004	0	0	0	0	0	0	0
Director	2003	0	0	0	0	0	0	0

Orit Stolyar	2005	0	0	0	0	0	0	0
Vice President,	2004	0	0	0	0	0	0	0
Secretary, Director	2003	0	0	0	0	0	0	0

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members of the board of directors.

Time Devoted to Our Operations

Our officers and directors will devote as much time as is necessary to complete our plan of operation. Currently, our officers each devote approximately 15 hours a week to our operations. Our officers and directors are developing our website. They are not paid at the present time. They are performing these services without compensation because they believe in us and have a vested interest in our success through their share ownership.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering .The stockholders listed below have direct ownership of their shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner [1]	Shares Owned	Ownership
Taras Chebountchak	12,500,000	40.69%
11 Townsgate Dr.PH 6
Thornhill, Ontario
Canada L4J 8G4

Orit Stolyar	12,500,000	40.69%
69 Whitney Place
Thornhill, Ontario
Canada L4J 6V6

All officers and directors	25,000,000	81.38%
as a group (2)

[1]     The persons named above may be deemed to be "parents" and "promoters" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his or her direct and indirect stock holdings. Mr. Chebountchak and Ms. Stolyar are our only "promoters."

Future sales by existing stockholders

A total of 25,000,000 shares of common stock were issued to our officers and directors, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

There is no public trading market for our common stock. There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are two holders of record for our common stock. The record holders are our officers and directors who own 25,000,000 restricted shares of our common stock.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In November 2003, we issued a total of 2,500,000 restricted shares of common stock to Taras Chebountchak, our president, in consideration of $25.00 and 2,500,000 shares of restricted common stock to Orit Stolyar, our vice president, in consideration of $25.00.

In December 2005 we paid a stock dividend of 4 additional shares for each one share of common stock outstanding, thereby increasing Mr. Chebountchak's share ownership to 12,500,000 shares and increasing Ms. Stolyar's share ownership to 12,500,000 shares.

During the year ended November 30, 2004, two individuals who are our officers, directors and shareholders advanced funds to us. As of November 30, 2005, there is a $0 balance due to them.

PART IV

ITEM 13.     EXHIBITS

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-113509 on March 11, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
23.1	Consent of Chavez & Koch, Certified Public Accountants.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1	Code of Ethics.
31.1	Certification of Principal Executive Officer and Principal Financial Officer.
32.1	Certification of Chief Executive Officer and Chief Financial Officer.
99.1	Audit Committee Charter.
99.2	Disclosure Committee Charter.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1) Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of financial statements included in the registrant's Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2004:	$10,096.41
2005:	$16,433.16

(2) Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant' s financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2004:	$0
2005:	$0

(3) Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2004:		$511.35
2005:	$	N/A

Preparation of the Company's corporate tax return for the fiscal year ended November 30, 2005 is currently underway.

(4) All other fees:

2004:	$0
2005:	$0

Audit Committee Pre-approval

The Company has an audit committee that pre-approved the engagement of the Company' s principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2006.

FC FINANCIAL SERVICES INC.

BY:	/s/ Taras Chebountchak
Taras Chebountchak, President, Principal Executive Officer, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Taras Chebountchak	President, Principal Executive Officer, Treasurer,	February 7, 2006
Taras Chebountchak	Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors

/s/ Orit Stolyar	Vice President, Secretary, and a member of	February 7, 2006
Orit Stolyar	the Board of Directors.