Form 10QSB
period 2006-02-28
FC FINANCIAL SERVICES INC
filed 2006-04-12
CIK 1281872

===========================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2006

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
Yes [X]     No [   ]

The Registrant is a Shell company. [   ]

==================================================================================

PART I.   FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
For the Three Months Ended February 28, 2006 and
for the Period from November 19, 2003 (Date of
Inception) to February 28, 2006
(unaudited)
(Expressed in US dollars)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
(unaudited interim financial statements)

	February 28, 2006	November 30, 2005

ASSETS

Current Assets

Cash	43,045	49,963

Total Current Assets	43,045	49,963

Property and Equipment (Note 3)	5,835	6,241

TOTAL ASSETS	48,880	56,204

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities

Accounts payable	6,685	-
Accrued liabilities	2,750	8,805

Total Current Liabilities	9,435	8,805

TOTAL LIABILITIES	9,435	8,805

STOCKHOLDERS' EQUITY

Common stock 100,000,000 shares authorized, $0.00001 par value,
30,722,750 shares issued and outstanding (Note 5)	307	307

Additional paid-in capital (Note 5)	114,198	114,198

Donated capital (Notes 4(b) and (c))	34,500	27,600

Deficit accumulated during the development stage	(109,560)	(94,706)

Total Stockholders' Equity	39,445	47,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	48,880	56,204

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(unaudited interim financial statements)

	Accumulated from November 19, 2003 (Date of Inception) to February 28, 2006 $	Three months ended February 28, 2006 $	Three months ended February 28, 2005 $

REVENUE	-	-	-

EXPENSES

Consulting (Note 4(a))	30,000	6,000	6,000
General and administrative expenses	77,167	8,452	20,543
Amortization	1,218	406	-
Interest expense (income)	1,175	(4)	303

Total expenses	109,560	14,854	26,846

NET LOSS	(109,560)	(14,854)	(26,846)

NET LOSS PER SHARE - Basic and Diluted		$-	$-

Weighted Average Number of Common
Shares Outstanding (Note 5)		30,722,750	5,000,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(unaudited interim financial statements)

	Accumulated from November 19, 2003 (Date of Inception) to February 28, 2006 $	Three months ended February 28, 2006 $	Three months ended February 28, 2005 $
CASH FLOWS TO OPERATING ACTIVITIES
Net loss	(109,560)	(14,854)	(26,846)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	1,218	406	-
Donated services and rent	34,500	6,900	6,900
Changes in operating assets and liabilities
Increase in accounts payable and accrued
liabilities	9,435	630	17,406

Net Cash Used In Operating Activities	(64,407)	(6,918)	(2,540)

CASH FLOWS TO INVESTING ACTIVITIES
Acquisition of capital assets	(7,053)	-	-

Net Cash Used By Investing Activities	(7,053)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	114,505	-	-
Funds received in advance of public offering	-	-	11,060
Loan from shareholders	-	-	2,515

Net Cash Provided By Financing Activities	114,505	-	13,575

INCREASE (DECREASE) IN CASH	43,045	(6,918)	11,035

CASH, BEGINNING OF PERIOD	-	49,963	32

CASH, END OF PERIOD	43,045	43,045	11,067

Non-cash Investing and Financing Activities	-	-	-

Supplemental Disclosures:
Cash paid (received) for interest	409	(4)	-
Cash paid for taxes	-	-	-

Non-cash Investing and Financing Activities	-	-	-

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period from November 19, 2003 (Date of Inception) to February 28, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

					Deficit
			Additional		Accumulated
			Paid-in		During the
	Common		Capital	Donated	Development
	Stock	Amount	(Discount)	Capital	Stage	Total
	#	$	$	$	$	$

Balance - November 19, 2003 (Date
of Inception)	-	-	-	-	-	-

Issuance of common stock for cash
at $0.00001 per share
- November 27, 2003	25,000,000	250	(200)	-	-	50

Net loss for the period	-	-	-	-	(22,791)	(22,791)

Balance - November 30, 2004
(audited)	25,000,000	250	(200)	-	(22,791)	(22,741)

Issuance of common stock for cash
at $0.02 per share	5,722,750	57	114,398	-	-	114,455

Donated services and rent	-	-	-	27,600	-	27,600

Net loss for the period	-	-	-	-	(71,915)	(71,915)

Balance - November 30, 2005
(audited)	30,722,750	307	114,198	27,600	(94,706)	47,399

Donated services and rent	-	-	-	6,900	-	6,900

Net loss for the period	-	-	-	-	(14,854)	(14,854)

Balance - February 28, 2006
(unaudited)	30,722,750	307	114,198	34,500	(109,560)	39,445

See Note 5 for stock split.

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of February 28, 2006, the Company had not recognized any revenues and had accumulated losses of $109,560 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. While the Company has experienced some initial difficulty in securing the required financing, it continues to pursue various options but there is no assurance that any such activity will generate funds that will be available for operations. Management is considering alternatives to it's initial business plan. These financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company's ability to continue as a going concern.

The Company filed an SB-2 Registration Statement ("SB-2") with the United States Securities Commission that was declared effective on March 22, 2005. The Company issued 5,722,750 common shares pursuant to the SB-2, at a price of $0.02 per share, for total proceeds of $114,455. On December 8, 2005 the company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. All share amounts have been retroactively adjusted for all periods presented.

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

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

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

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

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

(j) Basic and Diluted Net Income (Loss) Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As of February 28, 2006 the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

(k) Long-Lived Assets

In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

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

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

3.	PROPERTY AND EQUIPMENT

		Cost $	Accumulated Amortization $	February 28, 2006 Net Carrying Value $ (unaudited)	November 30, 2005 Net Carrying Value $ (audited)

	Computer hardware	1,603	4,01	1,202	1,336
	Furniture and fixtures	5,450	8,17	4,633	4,905

		7,053	1,218	5,835	6,241

4.	RELATED PARTY TRANSACTIONS/BALANCES

	(a)

During the three months ended February 28, 2006, the Company recorded $6,000 (2005 - $6,000) of donated services at $2,000 per month for services provided by the President and Vice-President of the Company.

	(b)	During the three months ended February 28, 2006, the Company recorded $900 (2005 - $900) of donated rent at $300 per month for office premises provided to the Company by the President of the Company.

5.	COMMON STOCK

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

On March 22, 2005 we completed our public offering and sold 1,144,500 shares of common stock and raised $114,455. We have raised enough money through our public offering to begin operations and stay in business for one year. If we are unable to attract enough non-prime customers or if our customers default in mass, we may quickly use up the proceeds and will need to find alternative sources such as another public offering of our common shares, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

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

2.

We have hired Datasoft Inc. to develop our leasing / financing software on September 8, 2005. The software is still in the development stage and should be completed within 60 days. The estimated cost of development is $15,000-$17,000.

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

In summary, we do not know when we will be in full operation, as we have not obtained financing to acquire vehicles to commence full operation.

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

Results of operations

From Inception on November 19, 2003 to February 28, 2006

During this period we incorporated the company, hired the attorney and hired the auditor. We have prepared an internal business plan. We have reserved a domain name www.fcfinancialservicesinc.com. Our loss since inception is $109,560. We have recently started our proposed business operations.

On December 8, 2005, the Company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. Since inception, we have issued 25,000,000 split adjusted shares of common stock to officers and directors for $50 and 5,722,750 split adjusted shares of common stock in our public offering.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

We issued 5,000,000 shares of common stock (pre-split) through a Section 4(2) offering in November 2003. This was accounted for as a sale of common stock. We also issued 1,144,550 shares of common stock (pre-split) pursuant to Section 5 of the Securities Act of 1933 in our public offering. We raised $114,455 which will allow us to operate for one year.

At February 28, 2006, the Company's bank balance was $43,045.

ITEM 3.     CONTROLS AND PROCEDURES.

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

(b)     Changes in Internal Control over Financial Reporting: There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

There were no changes in our internal controls or in other factors that could affect these controls subsequent to the date of their evaluation, including any deficiencies or material weaknesses of internal controls that would require corrective action.

PART II - OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 23, 2005, our public offering was declared effective by the SEC (SEC file no. 333-113509). On March 22, 2005, we completed our public offering and sold 1,144,550 shares of common stock (pre-split) and raised $114,455. There was no underwriter involved in our public offering. On December 8, 2005, the Company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. The proceeds from the offering were partially used during the quarter ended February 28, 2006 to repay the loans from shareholders and officers and to cover the expenses incurred. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

The following amounts were paid from the proceeds of the offering:

Accounting	$33,717.90
Legal	24,331.67
Transfer Agent	4,958.57
Blue Sky Fees	200
Website development	19
Registered Agent	560
Interest on Shareholder Loan	1,199.11
Travel	557.93
Establishing an Office	7,052.76

TOTAL	$72,596.94

ITEM 6.     EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and Rule 15d-15(e), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of April, 2006.

FC FINANCIAL SERVICES INC.
(Registrant)

BY:	TARAS CHEBOUNTCHAK
Taras Chebountchak, President, Principal Executive Officer, Principal Financial Officer and a member of the Board of Directors.