Form 10QSB
period 2006-05-31
FC FINANCIAL SERVICES INC
filed 2006-07-17
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51790

FC FINANCIAL SERVICES INC.
(Name of small business issuer in its charter)

NEVADA	98-040339
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

110 Jardin Drive, Suite 13
Concord, Ontario, Canada L4K 2T7
(Address of principal executive offices)

(905) 761-1096
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past twelve months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [           ] No [ x ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 10, 2006, the Registrant had 30,722,750 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “FC” mean FC Financial Services Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)

CONTENTS

FINANCIAL STATEMENTS

F-i

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
For the Six Months Ended May 31, 2006 and for the
Period from November 19, 2003 (Date of Inception) to
May 31, 2006
(unaudited)
(Expressed in US dollars)

F-ii

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US dollars)
(unaudited)

	May 31,	November 30,
	2006	2005
	$	$
ASSETS
Current Assets
Cash	1,024,961	49,963
Prepaid expenses	10,000	–
Loan receivable (Note 3)	1,004,110	–
Total Current Assets	2,039,071	49,963
Property and Equipment (Note 4)	5,428	6,241
TOTAL ASSETS	2,044,499	56,204

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current Liabilities
Accounts payable	848	–
Accrued liabilities	3,250	8,805
Total Current Liabilities	4,098	8,805
TOTAL LIABILITIES	4,098	8,805

STOCKHOLDERS' EQUITY
Common stock 100,000,000 shares authorized, $0.00001 par value,
32,722,750 shares issued and outstanding (Note 6)	327	307
Additional paid-in capital (Note 6)	2,114,158	114,198
Donated capital (Notes 5(b) and (c))	41,400	27,600
Deficit accumulated during the development stage	(115,484)	(94,706)
Total Stockholders' Equity	2,040,401	47,399
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,044,499	56,204

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US dollars)
(unaudited)

	Accumulated
	from
	November 19,	Three months	Three months	Six months		Six months
	2003(Date of	ended	ended	ended		ended
	Inception) to	May 31,	May 31,	May 31,		May 31,
	May 31, 2006	2006	2005	2006		2005
	$	$	$	$		$
REVENUE
Interest income	4,124	4,112	8	4,116		8

EXPENSES

Consulting (Note 4(b))	36,000	6,000	6,000	12,000		12,000
General and administrative
expenses	80,796	6,130	8,835	12,081		29,378
Amortization	1,625	406	–	813
Interest expense	1,187	–	118	–		413

Total expenses	119,608	12,536	14,953	24,894		41,791

NET LOSS	(115,484)	(8,424)	(14,945)	(20,778)		(41,783)

NET LOSS PER SHARE –
Basic and Diluted	–	–	–	–	$	(0.01)

Weighted Average Number of
Common Shares Outstanding		31,049,000	5,871,000	30,887,000		5,440,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US dollars)
(unaudited)

	Accumulated from	Six months	Six months
	November 19, 2003	ended	ended
	(Date of Inception) to	May 31,	May 31,
	May 31, 2006	2006	2005
	$	$	$
CASH FLOWS TO OPERATING ACTIVITIES
Net loss	(115,484)	(20,778)	(41,783)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization	1,625	813	–
Interest on loan receivable	(4,110)	(4,110)
Donated services and rent	41,400	13,800	13,800
Changes in operating assets and liabilities
Prepaid expenses	(10,000)	(10,000)	–
Accounts payable and accrued liabilities	4,098	(4,707)	3,001
Net Cash Used In Operating Activities	(82,471)	(24,982)	(24,982)
CASH FLOWS TO INVESTING ACTIVITIES
Loan receivable	(1,000,000)	(1,000,000)	–
Acquisition of capital assets	(7,053)	–	–
Net Cash Used In Investing Activities	(1,007,053)	(1,000,000)	–
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,114,485	1,999,980	114,455
Loan from shareholders	–	–	(22,573)
Net Cash Provided By Financing Activities	2,114,485	1,999,980	91,882
INCREASE IN CASH	1,024,961	974,998	66,900
CASH, BEGINNING OF PERIOD	–	49,963	32
CASH, END OF PERIOD	1,024,961	1,024,961	66,932
Non-cash Investing and Financing Activities	–	–	–

Supplemental Disclosures:
Cash paid (received) for interest	403	(6)	–
Cash paid for taxes	–	–	–
Non-cash Investing and Financing Activities	–	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from November 19, 2003 (Date of Inception) to May 31, 2006
(Expressed in US dollars)
(unaudited interim financial statements)

					Deficit
			Additional		Accumulated
			Paid-in		During the
	Common		Capital	Donated	Development
	Stock	Amount	(Discount)	Capital	Stage	Total
	#	$	$	$	$	$
Balance – November 19, 2003 (Date
of Inception)	–	–	–	–	–	–
Issuance of common stock for cash
at $0.00001 per share
- November 27, 2003	25,000,000	250	(200)	–	–	50
Net loss for the period	–	–	–	–	(22,791)	(22,791)
Balance – November 30, 2004	25,000,000	250	(200)	–	(22,791)	(22,741)
Issuance of common stock for cash				–
at $0.02 per share	5,722,750	57	114,398		–	114,455
Donated services and rent	–	–	–	27,600	–	27,600
Net loss for the period	–	–	–	–	(71,915)	(71,915)
Balance – November 30, 2005	30,722,750	307	114,198	27,600	(94,706)	47,399
Issuance of common shares for cash	2,000,000	20	1,999,960			1,999,980
Donated services and rent	–	–	–	13,800	–	13,800
Net loss for the period	–	–	–		(20,778)	(20,778)
Balance – May 31, 2006	32,722,750	327	2,114,158	41,400	(115,484)	2,040,401

See Note 6 for a forward stock split on a five-for-one basis.

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006
(Expressed in US dollars)
(unaudited)

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

FC Financial Services, Inc. (the “Company”) was incorporated in the State of Nevada on November 19, 2003, where it maintains a statutory registered agent's office. The Company’s principal executive office is located in Ontario, Canada. The Company intends to initiate operations in Canada, and is not subject to any deadlines to obtain U.S. licenses in order to begin operations. The Company is a Development Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7.

The Company filed an SB-2 Registration Statement (“SB-2”) with the United States Securities Commission that was declared effective on February 23, 2005. The Company issued 5,722,750 common shares pursuant to the SB-2, at a price of $0.02 per share, for total proceeds of $114,455. On December 8, 2005, the Company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. All share amounts have been retroactively adjusted for all periods presented.

In May 2006, the Directors approved a private placement financing of 5,000,000 units at $1.00 per unit to raise up to $5,000,000, pursuant to Regulation S of the Securities Act of 1933. Each unit will consist of one share and one share purchase warrant entitling the holder to purchase one share of the Company at a price of $1.00 per share during the period ending eighteen months from the date of issue. The Company has received subscriptions under Regulation S for 2,500,000 units.

Also in May 2006, the Company signed a term sheet to purchase all of the issued shares of ICP Solar Technologies Inc. (“ICP”), which is engaged in the manufacture and distribution of solar power products, in consideration for 20,000,000 shares in the Company. Concurrent with the closing of the acquisition, the holders of 24,222,750 restricted shares of the Company have agreed to surrender those shares for cancellation. On May 16, 2006, the Company advanced a $1,000,000 bridge loan to ICP, which bears interest at 10% per annum. On July 4, 2006, the Company increased the bridge loan to $1,500,000. Closing of the acquisition is subject to the Company completing a financing of $5,000,000 as described above.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol “FCFN”.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of May 31, 2006, the Company had not recognized any revenues and had accumulated losses of $117,984 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. There is no assurance that any such activity will generate funds that will be available for operations. Management is considering alternatives to its initial business plan. These financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006
(Expressed in US dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	(a)	Basis of Accounting

These financial statements have been reported in US dollars in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The Company’s policy is to prepare its financial statements on the accrual basis of accounting. The fiscal year end is November 30.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006
(Expressed in US dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(g)	Fair Value of Financial Instruments

The fair values of cash, prepaid expenses, accounts payable, and accrued liabilities approximate their fair value due to the immediate or short-term nature of these financial instruments.

	(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	(i)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	(j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes basic and diluted loss per share in accordance with SFAS No. 128, “Earnings per Share.” SFAS No. 128 requires the Company to report both basic loss per share, which is based on the weighted average number of common shares outstanding, and diluted loss per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. As of May 31, 2006, the Company had no outstanding securities that could have a dilutive effect on the outstanding common stock. Therefore, no diluted EPS was calculated.

	(k)	Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006
(Expressed in US dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(l)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company did not have any unvested stock options or share based payments as of January 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	(m)	Interim Financial Statements

These interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flow for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	(n)	Reclassification

Certain reclassifications have been made to the prior year’s financial statements to conform to the current period’s presentation.

	(o)	Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re- measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006
(Expressed in US dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

(o) Recent Accounting Pronouncements (continued)

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

3.	LOAN RECEIVABLE

On May 16, 2006 the Company advanced a $1,000,000 bridge loan to ICP. On July 4, 2006, the Company increased the bridge loan to $1,500,000. The loan is secured by personal guarantees of the ICP shareholders, bearing interest at 10% per annum, and is due on the earlier of November 8, 2006 or 90 days following the closing of the Company’s acquisition of ICP. At May 31, 2006, accrued interest of $4,110 has been recorded.

4.	PROPERTY AND EQUIPMENT

			May 31,	November 30,
			2006	2005
			Net Carrying	Net Carrying
		Accumulated	Value	Value
	Cost	Amortization	$	$
	$	$	(unaudited)	(audited)

Computer hardware	1,603	535	1,068	1,336
Furniture and fixtures	5,450	1,090	4,360	4,905
	7,053	1,625	5,428	6,241

5.	RELATED PARTY TRANSACTIONS/BALANCES

(a)

During the six months ended May 31, 2006, the Company recorded $12,000 (2005 – $12,000) of donated services at $2,000 per month for services provided by the President and Vice-President of the Company.

	(b)	During the six months ended May 31, 2006, the Company recorded $1,800 (2005 – $1,800) of donated rent at $300 per month for office premises provided to the Company by the President of the Company.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2006
(Expressed in US dollars)
(unaudited)

6.	COMMON STOCK

(a) In May 2006, the Company issued 2,000,000 common shares for net proceeds of $1,999,980 as part of a private placement financing.

(b)

On December 8, 2005, the Company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one (5:1) basis. All share amounts have been retroactively adjusted for all periods presented.

7.	COMMITMENTS

In May 2006, the Company signed a term sheet to acquire all of the issued shares of ICP, which is in the business of the manufacture and distribution of solar power products, for consideration of 20,000,000 shares in the Company. Concurrent with the closing of the acquisition, the holders of 24,222,750 restricted shares of the Company have agreed to surrender those shares for cancellation. On May 16, 2006, the Company advanced a $1,000,000 bridge loan to ICP, which bears interest at 10% per annum. On July 4, 2006, the Company increased the bridge loan to $1,500,000. Closing of the acquisition is subject to the Company completing a financing of $5,000,000 as described in Note 1.

8.	SUBSEQUENT EVENTS

(a)

In June and July 2006, the Company issued 500,000 common shares at $1.00 per share for cash proceeds of $500,000 as part of the private placement financing as disclosed in Notes 1 and 7 of the financial statements.

(b)

In June and July 2006, the Company issued $2,500,000 of 8% convertible notes (the “Notes”) to three subscribers. Under the terms of the Notes, the principal amounts are convertible into the Company’s common shares at $1.00 per share. In addition, each noteholder is entitled to one warrant for each dollar of convertible note which allows the noteholder to purchase one additional common share of the Company at $1.00 per common shares within eighteen months of the purchase date of the note.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended November 30, 2005 and our Current Reports on Form 8-K.

INTRODUCTION

We were incorporated in the State of Nevada on November 19, 2003. We are a development stage company in the business of providing indirect financing of installment contracts for automobile purchases and leases. Our business model involves automobile dealers making arrangements with us to finance the purchase or lease of a vehicle. We primarily provide financing to those borrowers who have past credit problems, limited credit histories, or low incomes (the “Non-prime Borrowers”). Our plan of operation is to receive pre-screened Non-prime Borrowers from First Class Financial Services, Inc. (“First Class”), an affiliate of FC.

On May 8, 2006, we signed a term sheet with all of the stockholders of ICP Solar Technologies Inc. (“ICP”), pursuant to which we intend to acquire all of the outstanding shares of ICP subject to certain terms and conditions. ICP is a company engaged in the manufacture and distribution of solar power products. If we complete the acquisition of ICP we intend to change our business to that of ICP.

We have not earned any revenues to date. Our initial business plan is to develop and maintain a portfolio of finance receivables of installment contracts from automobile dealers and earn revenues from interest income from our finance receivable portfolio. Until we complete the transaction with ICP we intend to pursue our initial business plan. We do not anticipate earning revenues until such time as we complete the development of our business.

RECENT CORPORATE DEVELOPMENTS

Since the completion of our last fiscal quarter ended February 28, 2006, we have experienced the following significant corporate developments:

1.

On May 8, 2006, we entered into a term sheet (the “Term Sheet”) with all of the stockholders of ICP, pursuant to which we intend to acquire all of the outstanding shares of ICP subject to certain terms and conditions. ICP is a company engaged in the manufacture and distribution of solar power products. Pursuant to the Term Sheet, we agreed to issue 20,000,000 shares of our common stock, par value $0.00001 per share to a trustee nominated by the stockholders of ICP. Also, pursuant to the Term Sheet, we will incorporate a 100% wholly owned Canadian subsidiary (“Exchangeco”) that will acquire 100% of the issued and outstanding shares of ICP in exchange for an equal number of shares in Exchangeco, each exchangeable into one share of our common stock held in trust (the “Exchange”). Closing of the Exchange is subject to a number of conditions including: (i) satisfactory completion of due diligence by both parties, and (ii) completion by FC of a financing of up to 5,000,000 units at $1.00 per unit, with each unit consisting of one share of our common stock and one share purchase warrant exercisable to purchase an additional share of common stock at a price of $1.00 per share for a period of 18 months from closing of the financing. See “Term Sheet with ICP Solar Technologies Inc.”, below.

2.

On May 16, 2006, in connection with our entry into the Term Sheet with ICP, we entered into a loan agreement (the “Loan Agreement”) with ICP, pursuant to which we provided to ICP a bridge loan of $1,000,000. Pursuant to the terms of the Loan Agreement, (i) ICP must repay the loan by the earlier of November 8, 2006 or 90 days following the closing of the Acquisition pursuant to the Term Sheet, at an interest rate of 10% per annum payable on the maturity date, and (ii) Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen (the “ICP Guarantors”) must provide a guarantee on the repayment of the loan and secure the guarantee by pledging 3,064,291 common shares of ICP held by the ICP Guarantors, which represents all of the outstanding shares of common stock of ICP. On July 4, 2006 the Loan Agreement was amended to increase the principal amount loaned to $1,500,000. See “Loan Agreement with ICP”, below.

3.

In May, 2006, our board of directors approved an offering (the “Offering”) of up to 5,000,000 units at $1.00 per unit for gross proceeds of up to $5,000,000, with each unit consisting of one share and one share purchase warrant entitling the holder to purchase one share of our common stock at a price of $1.00 per share exercisable eighteen months from the date of the issuance. On May 15, 2006, we completed the issuance of 1,000,000 units for gross proceeds of $1,000,000 in connection with the Offering to a subscriber pursuant to Regulation S of the Securities Act of 1933. On July 11, 2006, we completed the issuance of 1,500,000 units for gross proceeds of $1,500,000 to four subscribers pursuant to Regulation S of the Securities Act of 1933. See “Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds”, below.

4.

In June, 2006, our board of directors approved an offering to investors (the “Note Offering”) of up to 3,000 units at a price of $1,000 US per unit for gross proceeds of up to $3,000,000 pursuant to Regulation S of the Securities Act of 1933, with each Unit consisting of one 8% Convertible Note in the principal amount of $1,000 US, and one thousand share purchase warrants (the “Warrants”), with each Warrant entitling the holder thereof to purchase one additional share of our common stock for a period of 18 months following the closing of the Note Offering. On July 11, 2006, we completed the issuance of 2,500 units for gross proceeds of $2,500,000 to three subscribers pursuant to Regulation S of the Securities Act of 1933. See “Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds”, below.

5.

In connection with our entry into the Loan Agreement, we entered into a Share Pledge Agreement with the ICP Guarantors and received a guarantee from the ICP Guarantors pursuant to a Limited Course Guarantee dated May 16, 2006, as amended July 4, 2006 (the “Guarantee”). Pursuant to the terms of the Guarantee and the Share Pledge Agreement, the ICP guarantors unconditionally guaranteed the due and punctual performance and repayment of the loan under the Loan Agreement. Our recourse under the Guarantee is limited to the 3,064,291 common shares of ICP pledged as security for the guarantee of the ICP Guarantors under the Share Pledge Agreement.

Term Sheet with ICP Solar Technologies Inc.

During our second fiscal quarter ended May 31, 2006, we entered into a term sheet (the “Term Sheet”) dated May 8, 2006, with all of the stockholders of ICP, for the purpose of acquiring all of the outstanding shares of ICP. Pursuant to the terms of the Term Sheet, and subject to the entry into a definitive agreement between the parties, we agreed to issue 20,000,000 shares of our common stock, par value $0.00001 per share, to a trustee nominated by the stockholders of ICP and incorporate a 100% wholly owned Canadian subsidiary (“Exchangeco”) that will acquire 100% of the issued and outstanding shares of ICP in exchange for an equal number of shares in Exchangeco, each exchangeable into one share of our common stock held in trust (the “Exchange”).

Closing of the Exchange is subject to a number of additional conditions including the following:

(i)

FC is to provide a bridge loan of $1,000,000 to ICP secured by all of the outstanding ICP shares. Upon closing of the Exchange, the loan will convert into equity at $1.00 per share. In the event that ICP and FC do not close within 90 days of the execution of the term sheet, then the loan would be repayable by ICP to FC within 90 days;

(ii)

FC will complete a financing of 5,000,000 units at $1.00 per unit, with each unit consisting of one share of common stock and one share purchase warrant exercisable to purchase an additional share of common stock at a price of $1.00 per share for a period of 18 months from closing of the financing. The investors purchasing the financing will be granted registration rights with respect to the shares comprising the units and the shares to be issued on exercise of the warrants. FC will file a registration statement on Form SB-2 under the Securities Act on closing of the financing to be effective within 6 months of closing, with FC having the option to structure the financing as a convertible note offering;

(iii)	Concurrent with the closing of the Exchange, the holders of 24,222,750 restricted shares of FC will agree to surrender those shares for cancellation;

(iv)	Entry by the parties into a formal agreement setting out the terms of the Exchange (the “Exchange Agreement’); and

(v)	Satisfactory completion of due diligence of each of the parties to the Exchange Agreement.

Upon closing of the Exchange, we will own and operate the assets ICP and change our business to that of ICP. There is no assurance that the Exchange transaction will be completed. The transaction is subject to the completion of due diligence and the entry into a definitive agreement between the parties. Until we complete the transaction with ICP, of which there is no assurance, we intend to pursue our initial business plan.

ICP is a company engaged primarily in the manufacture and distribution of solar-related products for the retail market. ICP conducts research and development, and manufactures, markets and sells solar panel based products to consumers, original equipment manufacturers and integrated building materials market verticals. ICP owns a proprietary solar cell manufacturing facility in the United Kingdom whose production is integrated into ICP’s various products.

Loan Agreement with ICP

On May 16, 2006, in connection with our entry into the Term Sheet with ICP, we entered into a loan agreement (the “Loan Agreement”) with ICP, pursuant to which we provided to ICP a bridge loan of $1,000,000. Pursuant to the terms of the Loan Agreement, (i) ICP must repay the loan by the earlier of November 8, 2006 or 90 days following the closing of the Exchange pursuant to the Term Sheet, at an interest rate of 10% per annum payable on the maturity date, and (ii) Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen (the “ICP Guarantors”) must provide a guarantee on the repayment of the loan and secure the guarantee by pledging 3,064,291 common shares of ICP held by the ICP Guarantors, which represents all of the outstanding shares of common stock of ICP. On July 4, 2006 the Loan Agreement was amended to increase the principal amount loaned to $1,500,000.

In connection with our entry into the Loan Agreement, we entered into a Share Pledge Agreement with the ICP Guarantors and received a guarantee from the ICP Guarantors pursuant to a Limited Course Guarantee dated May 16, 2006, as amended July 4, 2006 (the “Guarantee”). Pursuant to the terms of the Guarantee and the Share Pledge Agreement, the ICP guarantors unconditionally guaranteed the due and punctual performance and repayment of the loan under the Loan Agreement. Our recourse under the Guarantee is limited to the 3,064,291 common shares of ICP pledged as security for the guarantee of the ICP Guarantors under the Share Pledge Agreement.

Automobile Financing Services

Until we complete our acquisition of ICP, of which there is no assurance, we intend to pursue our initial business plan, which consists of purchasing installment contracts originated by automobile dealers in connection with financing of their automobiles. The objective of our initial business plan is to provide financing to those borrowers in the automobile finance industry who have past credit problems, limited credit histories, or low incomes (the “Non-prime Borrowers”). We anticipate receiving pre-screened Non-prime Borrowers from First Class Financial Services, Inc. (“First Class”), whose officers and directors are our officers and directors. First Class works with 15 different financial institutions from large banks to private leasing companies and receives applications from approximately 150 automobile dealers.

Our initial business plan consists primarily of evaluating which contracts to purchase, negotiating the terms of purchase, arranging for the financing of the purchase, and servicing the contracts and loans in our portfolio. Upon the origination of a loan or purchase of a contract, we would obtain the right to receive all remaining payments under the contract or loan and a security interest in the vehicle financed. We would collect the principal and interest due on contracts that we purchase. We would also acquire contracts individually from automobile dealers, after a credit review and analysis of the specific borrower. We would then invest significant amounts of cash to acquire motor vehicle installment contracts. As such, we would then make 10% down payments on each vehicle with the balance to be financed. We would then generate earnings over the terms of those installment contracts in the form of interest income generated from our portfolio of installment contracts.

In addition, our initial business plan is to service all of our contracts. Servicing generally consists of:

  Processing payments,
  Performing collection procedures,
  Tracking insurance and tile,
  Responding to borrower inquiries,
  Investigating delinquencies,
  Repossessing and reselling collateral,
  Performing collection reporting, and
  Monitoring credit performance.

First Class Financial Services Inc.

First Class is owned by the officers and directors of FC and works with different financial institutions from large banks to private leasing companies and receives applications from approximately 150 automobile dealers.

Business Model

We presently intend to acquire the business of ICP and change our business to that of ICP. Until such time as we complete the proposed transaction with ICP, we intend to pursue our initial business model, which can be described as follows:

An automobile dealer will contact us with a non-prime customer who wishes to purchase a vehicle. Upon our approval of his/her application, we will purchase the vehicle and register the title in our name. We will then lease the vehicle to the customer, who will make the lease payments to us. Once the last lease payment is made, we would transfer the title to the customer. We would purchase the vehicle with 10% down and the balance to be financed.

Credit Approval Process

Our initial business plan contemplates the following credit approval procedures:

STAGES		PROCEDURES
Pre-funding Procedures	1.	Receive a credit application.
	2.	Using an automated system, obtain credit histories, determine the wholesale value of the vehicle and calculate the credit score of the application.
	3.	Use the credit score as a guide to evaluate the application.
	4.	Evaluate other potential offsetting factors such as the borrower’s residence stability, employment stability, income level relative to expenses and past performance on other automobile-related debt.
	5.	Approve the purchase or lease.
Confirmation of Funding	1.	Confirm the borrower’s employment and the insurance on the vehicle.
2.

Direct telephone interview with the borrower to confirm the terms of the contract, the source of the down payment and the options on the vehicle for the purpose of reducing misrepresentation by the borrower.

	3.	Perform an automated review of the contract and identify any characteristics not in compliance with our minimum proprietary standards.
Post-Funding Quality |Review	1.	Use an automated system to continue to monitor the contract after funding.
2.

Complete full quality control review of a random sample of 5% of the newly originated contracts, with the focus on compliance with our lending standards, the quality of the credit decision and the completeness of contracts documentation.

	3.	On a periodic basis, prepare a report, summarizing policy exceptions, processing errors, documentation deficiencies and overly aggressive credit decisions.
Billing and Collection Process	1.	Set up a pre-authorized payment plan for each borrower at the time of signing. All payments will be directed to our lock-box account at a commercial bank.
	2.	Transfer borrower payment data electronically to our computerized records.
	3.	Closely monitor contracts and maintain frequent contact with delinquent borrowers and if necessary educate borrowers on managing monthly budgets.
	4.	Identify the underlying causes of the borrower’s delinquency and make an early collection risk assessment.
	5.	Send past due notices to borrowers whose account becomes 10 days past due.
6.

If a borrower has current financial difficulties, but has previously demonstrated a positive history of payment, permit a payment extension of not more than two months. Our policy is to never let extension exceed 2% of our contracts in our portfolio. The extension is available once over the term of a contract.

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the six months ended May 31, 2006 and changes in our financial condition from our year ended November 30, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended November 30, 2005.

Plan of Operation

We are a development stage company, engaged in indirect financing of automobile purchases. We have not earned any revenues to date, and from inception on November 19, 2003 to May 31, 2006, we have suffered cumulative losses in the amount of $115,484. Our plan of operation is to complete the acquisition of ICP and change our business to that of ICP. We intend to continue pursuing our initial plan of operation until we complete our transaction with ICP. There is no assurance that the transaction with ICP will be completed. The transaction is subject to the completion of due diligence and the entry into definitive agreements between the parties. Our initial plan of operation is to develop and maintain a portfolio of finance receivables of installment contracts obtained from automobile dealers and earn revenues from interest income generated by our finance receivables. We do not anticipate earning revenues until such time as we complete the development of our business.

Although there can be no assurances, initially we anticipate receiving 10-20 applications pre-screened non-prime borrowers from First Class Financial Services, Inc. with approximately 30 vehicles to be purchased. We plan to use the payments from the borrowers to initially cover the cost of our overhead expenses, service our loans with our lenders and use the balance for down payments on the acquisition of additional vehicles.

Cash Requirements

Our present objective is to complete the acquisition of ICP. Until we complete the acquisition of ICP, the following are our milestones and objectives over the next twelve months:

	Milestones and Objectives	Anticipated Costs	Time Frame
1.	Establish an office and acquire the furniture and equipment needed to begin operations.	$10,000	Complete
2.	Develop leasing and financing software. – We hired Datasoft Inc. on September 8, 2005, to develop the software.	$17,000	Ongoing
3.	Develop a website in conjunction with the software to market and promote our services.	$5,000	Ongoing
4.	Obtain and negotiate financing for the initial acquisition of approximately 30 vehicles.	$5,000	November 2006
5.	Begin processing installment contracts within 30 days of the completion of the software and website development.	$3,000	December 2006
6.	Acquire the vehicles with 10% down payment and lease them back to the customer.	$500 – $2,000 per vehicle	February 2007
	TOTAL	$77,500*	-

* Based on purchase of 30 vehicles at a price of $2,000 per vehicle.

In addition to the costs outlined above, we anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures Over the Next Twelve Months
Professional Fees	$40,000
Office Expenses	$10,000
Miscellaneous Expenses	$5,000
TOTAL	$55,000

We have cash in the amount of $1,024,961 and working capital of $2,040,401 as of May 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $132,500, the majority of which is due to establishing our initial operations and general, legal, accounting and administrative expenses associated with our reporting requirements under the Exchange Act.

As at May 31, 2006 we have raised $2,114,485 in equity financing since our inception. We presently have sufficient funds to pursue our plan of operation for the next twelve months. However, if we continue to incur losses from our operations, we will require additional financing for operational expenses. Currently, we do not have arrangements for additional funds. See “Future Financings”, below.

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Three Months Ended May 31			Six Months Ended May 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$4,112	$8	51,300%	$4,116	$8	51,300%

Expenses	(12,536)	(14,953)	(16.1)%	(24,894)	(41,799)	(40.44)%

Net Loss	$(8,424)	$(14,945)	(43.6)%	$(20,778)	$(41,791)	(50.2)%

Revenue

We had minimal revenue from interest income during the six months ended May 31, 2006. We do not anticipate earning revenues until such time as we complete the development of our business. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from our business model or that the revenues generated will exceed our operating costs.

Expenses

Our operating expenses for the three and six month periods ended May 31, 2006 consisted of the following:

	Three Months Ended May 31			Six Months Ended May 31
			Percentage			Percentage
	2006	2005	Inc. / (Dec.)	2006	2005	Inc. / (Dec.)
Consulting	$6,000	$6,000	-	$12,000	$12,000	-
General and	6,130	8,835	(30.6)%	12,082	29,378	(50.4)%
administrative expenses
Amortization	406	-	100%	813	-	100%
Interest Expense	-	118	(100)%	-	421	(100.0)%
Total	$12,536	$14,953	(16.1)%	$24,894	$41,791	(34.5)%

Our operating expenses for the six months ended May 31, 2006 decreased as compared to the comparative period in 2005 primarily as a result of reduced professional fees. We anticipate our operating expenses will increase as we continue to undertake our plan of operation. The increase is expected to be attributable to our continuing development and as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $115,484 for the period from inception to May 31, 2006. Our loss was entirely attributable to the operating expenses associated with the development, marketing and promotion of our business and the expenses relating to the preparation of our Registration Statement on Form SB-2 and our periodic reports under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At May 31, 2006	At November 30, 2005	Increase / (Decrease)
Current Assets	$2,039,071	$49,963	3,981.2%
Current Liabilities	(4,098)	(8,805)	(53.4)%
Working Capital	$2,040,401	$41,158	4,857.4%

Cash Flows
	Six Months Ended	Six Months Ended
	May 31, 2006	May 31, 2005
Cash Flows used in Operating Activities	$(24,982)	$(24,982)
Cash Flows used in Investing Activities	(1,000,000)	-
Cash Flows from Financing Activities	1,999,980	91,882
Net Increase in Cash During Period	$1,024,961	$66,932

We have cash in the amount of $1,024,961 and working capital of $2,032,473 as of May 31, 2006 compared to working capital of $41,158 as of May 31, 2005. The increase in our working capital is primarily due to the fact that we raised $2,000,000 pursuant to our equity financing during the quarter. Following the closing of our Offering and Note Offering in July, 2006 we raised a total of $5,000,000. Our total expenditures over the next twelve months are anticipated to be approximately $132,500, the majority of which is due to our operational, marketing and promotional expenses and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act.

Future Financings

From inception to May 31, 2006, we have suffered cumulative losses in the amount of $115,484. We presently have sufficient funds to pursue our stated plan of operation for the next twelve month period. In the event that we complete our transaction with ICP we anticipate that we may require additional financing to fund our business operations. We anticipate that additional funding, if required, will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional expenditures. We do not have any arrangements in place for any future equity financing.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

Our functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

RISKS AND UNCERTAINTIES

We Have Yet To Attain Profitable Operations And Because We Will Need Additional Financing To Fund The Development Of Our Operations, Our Accountants Believe There Is Substantial Doubt About Our Ability To Continue As A Going Concern.

We have incurred a net loss of $115,484 for the period from inception to May 31, 2006, and have earned no revenues to date. Our future is dependent upon future profitable operations from our business. These factors raise substantial doubt that we will be able to continue as a going concern. We have cash in the amount of $1,024,961 as of May 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $132,500, the majority of which is due to the operating expense related to our business, consulting fees and expenditures related to general, legal, accounting and administrative expenses as a result of our becoming a reporting issuer under the Exchange Act. We presently have sufficient cash on hand to fund our proposed expenditures for the next twelve months.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. If we are not able to earn revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected. These factors raise substantial doubt that we will be able to continue as a going concern and adversely affect our ability to obtain additional financing.

We Depend On Recruiting And Retaining Qualified Personnel And The Inability To Do So Would Seriously Harm Our Business.

Our success is dependent in part on the services of certain key management personnel, including Taras Chebountchak and Orit Stolyar, our directors and officers. We presently do not have any formal or written agreements with our key management personnel providing services to us. Each one of our two officers has nine years of experience in evaluating the credit history of potential customers. The experience of our management is an important factor contributing to our success and growth and the loss of our management could have a material adverse effect on our company. Our future success also depends on our attracting, retaining and motivating highly skilled personnel and we may be unable to retain our key personnel or attract, assimilate or retain other highly qualified personnel in the future.

We may also experience difficulty in hiring and retaining highly skilled consultants with appropriate qualifications. Because of the nature of our products and services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel in the automobile credit industry. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Because We Will Be Financing The Purchase Of Cars For Persons Who Are Not Prime Candidates For Credit, If Too Many Of Them Default, We May Have To Suspend Or Cease Operations.

We intend to finance the purchase of vehicles for persons who have poor credit. As such, there is a risk that these persons will default on their loans. If too many persons default on their loans, our stream of income will be reduced or may cease entirely. If that happens, we may have to suspend or cease our operations and investors will lose their investments.

Subjective Nature Of Credit Decisions On Underlying Borrowers Under The Contracts May Lead To Cumulative Error.

Although we rely on a number of standardized factors using our automated system in determining the credit-worthiness of the underlying borrowers for the contracts we purchase, our credit decisions in these purchases are to some extent subjective in nature and to that extent dependent upon the skills of our personnel who makes the credit and contract purchase decisions. Although we believe that these personnel are highly skilled, because we only use the services of these personnel to make contract purchase decisions, and they primarily communicate with one another in establishing the weight to be attributed to these credit worthiness factors, should these persons as a group establish and repeat the same type of error in the evaluation of a number of separate credit reports, any such an error could be cumulative and result in losses that could be material in the aggregate.

Bankruptcies And Deficiency Judgments Against Borrowers May Impede Collection Under Contracts And Loans And Increase Operating Costs.

Certain statutory provisions, including federal and state bankruptcy and insolvency laws applicable to individuals, may limit or delay our ability to repossess and resell vehicles serving as collateral to secure payment of the contracts or loans, or to enforce a deficiency judgment against a borrower under the contract. In the event that a significant number of deficiency judgments are not obtained, are not satisfied, are satisfied at a discount or are discharged in whole or in part in bankruptcy proceedings, the vehicles securing the contracts and loans would not serve their intended purpose of providing collateral with an underlying realizable value, thereby reducing the collectibility of the contracts or loans, which may increase our costs.

We May Experience Higher Than Normal Delinquency And Charge-Off Rates In Our Loan Portfolios, Which Could Reduce Our Profitability.

Our profitability depends, to a material extent, on the performance of contracts that we acquire. Historically, indirect financing business has experienced higher delinquency and charge-off rates than traditional financial institutions because a large portion of the loans is to non-prime borrowers, who may be unable to obtain financing from traditional sources due to their credit history. Although we will attempt to mitigate these high credit risks with our underwriting standards, pricing and collection procedures, these standards and procedures may not offer adequate protection against the risk of default. In the event of a default, the collateral value of the financed vehicle usually does not cover the outstanding loan balance and costs of recovery. Higher than anticipated delinquencies and defaults on our contracts would reduce our profitability.

We Depend Upon Our Relationships With Our Dealers.

Our business depends in large part upon our ability to establish and maintain relationships with automobile dealers who originate the contracts we acquire. Although we believe that we will be successful in developing and maintaining such relationships, such relationships are not exclusive, and many of them are not longstanding. We may not be successful in maintaining such relationships or increasing the number of dealers with whom we do business. Our existing dealer base may not continue to generate or refer to us a volume of contracts comparable to the volume of such contracts historically generated or referred by such dealers.

Our Success Depends Upon Our Ability To Implement Our Business Strategy.

Our financial position depends on our management’s ability to execute our business strategy. Key factors involved in the execution of our business strategy include the use of effective pricing, achievement of the desired contract acquisition volume, risk management techniques and collection methods, continued investment in technology to support operating efficiency and continued access to significant funding and liquidity sources. Our failure or inability to execute any element of our business strategy could materially adversely affect our financial condition.

Our Business Is Highly Dependent Upon General Economic Conditions.

During periods of economic slowdown or recession, delinquencies, defaults, repossessions and losses generally increase. These periods also may be accompanied by decreased consumer demand for automobiles and declining values of automobiles securing outstanding loans, which weakens collateral coverage on our loans and increases the amount of a loss we would experience in the event of default. Significant increases in the inventory of used automobiles during periods of economic recession may also depress the prices at which repossessed automobiles are sold or delay the timing of these sales. Because we focus on non-prime borrowers, the actual rates of delinquencies, defaults, repossessions and losses on these loans are higher than those experienced in the general automobile finance industry and could be more significantly affected by a general economic downturn. In addition, during an economic slowdown or recession, our servicing and collection costs may increase without a corresponding increase in our income. While we seek to manage the higher risk inherent in loans made to non-prime borrowers through our underwriting criteria, pricing and collection methods, these criteria or methods may not afford adequate protection against these risks. Any sustained period of increased delinquencies, defaults, repossessions or losses or increased servicing and collection costs could adversely affect our financial condition.

Decreased Auction Proceeds Resulting From The Depressed Prices At Which Used Automobiles May Be Sold During Periods Of Economic Slowdown Or Recession Will Reduce Our Profitability.

If we repossess a vehicle securing a contract, we typically have it transported to an automobile auction for sale. Auction proceeds from the sale of repossessed vehicles and other recoveries are usually not sufficient to cover the outstanding balance of the contract, and the resulting deficiency is charged off. In addition, there is, on average, approximately a 60-day lapse between the time we repossess a vehicle and the time it is sold at public auction. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories, and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. During periods of economic slowdown or recession, decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold will result in us experiencing higher credit losses.

An Increase In Market Interest Rates May Reduce Our Profitability.

Our long-term profitability may be directly affected by the level of and fluctuations in interest rates. Sustained, significant increases in interest rates may adversely affect our liquidity and profitability by reducing the interest rate spread between the rate of interest we receive on our contracts and interest rates that we pay under our outstanding line of credit facility. As interest rates increase, the gross interest rate spread on new originations will generally decline since the rates charged on the contracts acquired from dealers generally are limited by statutory maximums and competitive market conditions restricting our opportunity to pass on increased interest costs.

We Are Subject To Many Laws And Governmental Regulations, And Any Material Violations Of Or Changes In These Laws Or Regulations Could Have A Material Adverse Effect On Our Financial Condition And Business Operations.

Our financing operations are subject to regulation, supervision and licensing under various federal, state and local statutes and ordinances. Additionally, the procedures that we must follow in connection with the repossession of vehicles securing contracts are regulated by each of the states in which we do business. The various federal, state and local statutes, regulations and ordinances applicable to our business govern, among other things:

  licensing requirements;
  requirements for maintenance of proper records;
  payment of required fees to certain states;
  maximum interest rates that may be charged on loans to finance new and used vehicles;
  interest rates on loans to customers serving in the military;
  debt collection practices;
  proper disclosure to customers regarding financing terms;
  privacy regarding certain customer data; and

  collection of debts from loan customers who have filed bankruptcy.

We believe that we will maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. Our failure, or failure by dealers who originate the contracts we acquire, to maintain all requisite licenses and permits, and to comply with other regulatory requirements, could result in consumers having rights of rescission and other remedies that could have a material adverse effect on our financial condition. Furthermore, any changes in applicable laws, rules and regulations may make our compliance therewith more difficult or expensive or otherwise adversely affect our financial condition.

We Operate In A Competitive Market.

The non-prime consumer finance industry is highly competitive. There are numerous financial service companies that provide consumer credit in the markets served by us, including banks, credit unions, other consumer finance companies and captive finance companies owned by automobile manufacturers and retailers. Many of these competitors have substantially greater financial resources than we do. In addition, our competitors often provide financing on terms more favorable to automobile purchasers or dealers than we offer. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor-plan financing and leasing, which we do not provide. Providers of non-prime consumer financing have traditionally competed primarily on the basis of:

  interest rates charged;
  the quality of credit accepted;
  the flexibility of loan terms offered; and
  the quality of service provided.

Our Ability To Compete Effectively With Other Competitors Offering A Similar Financing Arrangement Depends On Maintaining Close Relationships With Automobile Dealers. We May Not Be Able To Compete Successfully In This Market Or Against These Competitors.

We have focused on a segment of the market composed of consumers who typically do not meet the more stringent credit requirements of traditional consumer financing sources and whose needs, as a result, have not been addressed consistently by such financing sources. If, however, other providers of consumer financing were to assert a significantly greater effort to penetrate our targeted market segment, we may have to reduce our interest rates and fees in order to maintain our market share. Any reduction in our interest rates or fees could have an adverse impact on our profitability.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The shares of our common stock constitute “penny stocks” under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker/dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker/dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

The "penny stock" rules adopted by the SEC under the Exchange Act subjects the sale of the shares of our common stock to certain regulations which impose sales practice requirements on broker/dealers. For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities.

Legal remedies, which may be available to an investor in "penny stocks", are as follows:

(a)	if "penny stock" is sold to you in violation of your rights listed above, or other federal or states securities laws, you may be able to cancel your purchase and get your money back.

(b)	if the stocks are sold in a fraudulent manner, you may be able to sue the persons and firms that caused the fraud for damages.

(c)	if you have signed an arbitration agreement, however, you may have to pursue your claim through arbitration.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the SEC's rules may limit the number of potential purchasers of the shares of our common stock.

ITEM 3.           CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We completed the following sales of securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act") and have not been reported on our previous Quarterly Reports on Form 10-QSB during the year:

1.

In May, 2006, our board of directors approved an offering (the “Offering”) of up to 5,000,000 units at $1.00 per unit for gross proceeds of up to $5,000,000. Each unit consists of one share and one share purchase warrant entitling the holder to purchase one share of our common stock at a price of $1.00 per share during the period ending eighteen months from the date of the issuance. As of the date of this Quarterly Report, we have received subscriptions for 2,500,000 units to 5 purchasers. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. No finder’s fees were paid in connection with the distribution.

2.

In June, 2006 our board of directors approved an offering to investors (the “Note Offering”) of up to 3,000 Units (each a “Unit”) at a price of $1,000 US per Unit for gross proceeds of up to $3,000,000 pursuant to Regulation S of the Securities Act of 1933, with each Unit consisting of one 8% Convertible Note in the principal amount of $1,000 US, and one thousand share purchase warrants (the “Warrants”), with each Warrant entitling the holder thereof to purchase one additional share of our common stock for a period of 18 months following the closing of the Note Offering. On July 11, 2006, we completed the issuance of 2,500 Units for gross proceeds of $2,500,000 to three subscribers pursuant to Regulation S of the Securities Act of 1933. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate and convertible notes issued to each purchaser in accordance with Regulation S. No finder’s fees were paid in connection with the distribution.

Use of Proceeds

On February 23, 2005, our public offering was declared effective by the SEC (SEC file no. 333-113509). On March 22, 2005, we completed our public offering and sold 1,144,550 shares of common stock (pre-split) and raised $114,455. $14,581 of the offering proceeds were used during the quarter ended May 31, 2006 to cover the expenses incurred during the quarter. The balance is available to cover the costs of starting the business and the losses that may be incurred in the start up period.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation.(2)

3.2	Bylaws, as amended.(1)

4.1	Form of Share Certificate.(1)

10.1	Term Sheet between FC Financial Services Inc. (“FC”) and the stockholders of ICP Solar Technologies Inc.(4)

10.2	Loan Agreement between FC and ICP Solar Technologies Inc.(4)

10.3	Share Pledge Agreement dated May 16, 2006 among FC, Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen.(4)

10.4	Limited Recourse Guarantee dated May 16, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC.(4)

10.5	Promissory Note dated May 16, 2006 of ICP Solar Technologies Inc. in favor of FC.(4)

10.6	Amendment 1 to Loan Agreement between FC and ICP Solar Technologies Inc dated July 4, 2006.(5)

10.7	Limited Recourse Guarantee dated July 4, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC.(5)

10.8	Promissory Note dated July 4, 2006 of ICP Solar Technologies Inc. in favor of FC.(5)

10.9	Form of 8% Convertible Note.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2006.

REPORTS ON FORM 8-K

The following Current Reports on Form 8-K were filed since the beginning of the quarterly period ended May 31, 2006:

Date of Report on Form 8-K (YYYY/MM/DD)	Date of Filing with the SEC (YYYY/MM/DD)	Description of the Form 8-K
2006/05/08	2006/05/22	Item 1.01 - Entry into Term Sheet for Acquisition of ICP Solar Technologies Inc. and Loan Agreement with ICP Solar Technologies Inc.

Item 7.01 - Approval of Private Placement of up to 5,000,000 units and Issuance of 1,000,000 units.
2006/07/11	2006/07/04	Item 1.01 - Amendment to Loan Agreement with ICP Solar Technologies Inc.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC FINANCIAL SERVICES INC.

Date:	July 14, 2006	By:	/s/ Taras Chebountchak
TARAS CHEBOUNTCHAK
President, Secretary, Treasurer, Chief Executive
Officer and Chief Financial Officer
Director
(Principal Executive Officer)
(Principal Accounting Officer)