Form 10QSB
period 2006-08-31
FC FINANCIAL SERVICES INC
filed 2006-10-23
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51790

FC FINANCIAL SERVICES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-040339
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

110 Jardin Drive, Suite 13
Concord, Ontario, Canada L4K 2T
7 (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 3, 2006, the Registrant had 29,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending November 30, 2006.

As used in this Quarterly Report, the terms "we,” "us,” "our,” the “Company” and “FC” mean FC Financial Services Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. dollars)

	August 31,	November 30,
	2006	2005
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	3,490,593	49,963
Prepaid expenses	29,384	–
Loan receivable (Note 3)	1,537,260	–
Total Current Assets	5,057,237	49,963
Property and Equipment (Note 4)	5,022	6,241
TOTAL ASSETS	5,062,259	56,204

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities	34,696	8,805
Total Current Liabilities	34,696	8,805
Convertible Notes, less unamortized discount of $2,355,622 (Note 5)	144,378	–
TOTAL LIABILITIES	179,074	8,805

Commitments and Contingencies (Note 1)
Subsequent Event (Note 9)
STOCKHOLDERS' EQUITY
Common Stock
100,000,000 shares authorized, $0.00001 par value,
33,222,750 and 30,722,750 shares issued and outstanding, respectively	332	307
Additional Paid-in Capital	5,114,143	114,198
Donated Capital (Notes 6(a) and (b))	48,300	27,600
Deficit Accumulated During the Development Stage	(279,590)	(94,706)
Total Stockholders' Equity	4,883,185	47,399
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	5,062,259	56,204

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in U.S. dollars)
(unaudited)

	Accumulated from
	November 19,
	2003 (Date of	Three months	Three months	Nine months	Nine months
	Inception) to	ended	ended	ended	ended
	August 31,	August 31,	August 31,	August 31,	August 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

REVENUE	–	–	–	–	–

EXPENSES

Amortization	2,031	406	609	1,219	609
Consulting (Note 6(a))	42,000	6,000	6,000	18,000	18,000
General and administrative	92,573	11,777	6,875	23,858	36,253

Total Expenses	136,604	18,183	13,484	43,077	54,862

Net Loss Before Other Income
(Expense)	(136,604)	(18,183)	(13,484)	(43,077)	(54,862)

OTHER INCOME (EXPENSE)

Accretion of discount on
convertible notes	(144,378)	(144,378)	–	(144,378)	–
Interest expense	(35,875)	(34,696)	–	(34,696)	(413)
Interest income	37,267	33,151	7	37,267	15

Total Other Income (Expense)	(142,986)	(145,923)	7	(141,807)	(398)

NET LOSS	(279,590)	(164,106)	(13,477)	(184,884)	(55,260)

Net Loss Per Share – Basic and
Diluted		(0.01)	–	(0.01)	–

Weighted Average Number of
Shares Outstanding		33,000,000	30,723,000	31,597,000	28,384,000

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in U.S. dollars)
(unaudited)

	Nine months	Nine months
	ended	ended
	August 31,	August 31,
	2006	2005
	$	$
OPERATING ACTIVITIES
Net loss	(184,884)	(55,260)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization	1,219	609
Accretion of discount on convertible notes	144,378	–
Accrued interest on loan receivable	(37,260)	–
Donated services and rent	20,700	20,700
Changes in operating assets and liabilities
Prepaid expenses	(29,384)	–
Accrued liabilities	25,891	4,851
Net Cash Used In Operating Activities	(59,340)	(29,100)
INVESTING ACTIVITIES
Advances to ICP Solar Technologies Inc.	(1,500,000)	–
Acquisition of property and equipment	–	(7,053)
Net Cash Used In Investing Activities	(1,500,000)	(7,053)
FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,499,970	114,455
Proceeds from issuance of convertible notes	2,500,000	–
Repayment of shareholders’ loans	–	(22,573)
Net Cash Provided By Financing Activities	4,999,970	91,882
INCREASE IN CASH	3,440,630	55,729
CASH, BEGINNING OF PERIOD	49,963	32
CASH, END OF PERIOD	3,490,593	55,761

Supplemental Disclosures:
Cash paid for interest	–	413
Cash paid for taxes	–	–

(The Accompanying Notes are an Integral Part of These Financial Statements)

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006
(Expressed in U.S. dollars)
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

In May 2006, the Directors approved a private placement financing of 5,000,000 units at $1.00 per unit to raise up to $5,000,000, pursuant to Regulation S of the Securities Act of 1933. Each unit consists of one share and one share purchase warrant entitling the holder to purchase one share of the Company at a price of $1.00 per share during the period ending eighteen months from the date of issue. The Company issued 2,500,000 units for gross proceeds of $2,500,000.

Also in May 2006, the Company signed a term sheet to purchase all of the issued shares of ICP Solar Technologies Inc. (“ICP”), which is engaged in the manufacture and distribution of solar power products, in consideration for 20,000,000 shares in the Company. The acquisition of all of the outstanding shares of ICP was affected through its wholly-owned subsidiary, 1260491 Alberta Inc. (“Exchangeco”). Concurrent with the closing of the acquisition, the holders of 24,222,750 restricted shares of the Company have agreed to surrender those shares for cancellation. On May 16, 2006, the Company advanced a $1,000,000 bridge loan to ICP, which bears interest at 10% per annum and increased the bridge loan to $1,500,000 on July 4, 2006. The agreement with ICP was completed on September 29, 2006.

Pursuant to the agreement, the Company intends to change its name to that of ICP and assume and execute ICP's renewable energy business plan as its sole business. Subject to completion of all required regulatory filings, the Company also intends to take such steps as may be necessary, to appoint the senior management of ICP to the Board of Directors of the Company. In consideration for all of the outstanding shares of ICP: (i) Exchangeco issued 20,000,000 of its Class A exchangeable shares to the stockholders of ICP, with each exchangeable share being exchangeable into a corresponding share of the Company's common stock on the terms and subject to the conditions set out in the Share Purchase Agreement; and (ii) the principal shareholders of the Company caused 4,222,750 of their shares to be cancelled and transferred 20,000,000 of their shares to a trustee nominated by the ICP stockholders, to be cancelled as each exchangeable share is exchanged for a share of the Company's common stock by the ICP stockholders.

The Company is listed on the Over-the-Counter Bulletin Board under the symbol “FCFN”.

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As of August 31, 2006, the Company had not recognized any operating revenues and had accumulated losses of $279,590 since inception. The Company’s ability to continue as a going concern is contingent upon the successful completion of the acquisition of ICP and its ability to achieve and maintain profitable operations. There is no assurance that any such activity will generate funds that will be available for operations. These financial statements do not include any adjustments to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006
(Expressed in U.S. dollars)
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

	(c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	(d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	(e)	Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

	(f)	Property and Equipment

Property and equipment are recorded at cost and annual amortization is provided on a straight-line basis over the estimated useful lives of the assets as follows. One-half of the annual rate is taken in the year of acquisition:

Computers	3 years
Furniture and fixtures	5 years

(g)	Financial Instruments

The fair values of cash, loan receivable, and accrued liabilities approximate their carrying values due to the immediate or short-term nature of these financial instruments.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006
(Expressed in U.S. dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

	(j)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including convertible debt, stock options, and warrants, using the treasury stock method, and convertible securities, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

	(k)	Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	(l)	Stock-based Compensation

Prior to March 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective March 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company did not have any unvested stock options or share based payments as of March 1, 2006. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006
(Expressed in U.S. dollars)
(unaudited)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	(m)	Interim Financial Statements

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a material effect on the Company’s future reported financial position or results of operations.

3.	LOAN RECEIVABLE

The loan to ICP is secured by personal guarantees of the ICP shareholders, bearing interest at 10% per annum, and is due on the earlier of November 8, 2006 or ninety days following the closing of the Company’s acquisition of ICP. As at August 31, 2006, accrued interest of $37,260 has been recorded.

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006
(Expressed in U.S. dollars)
(unaudited)

4.	PROPERTY AND EQUIPMENT

			August 31,	November 30,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	1,603	668	935	1,336
Furniture and fixtures	5,450	1,363	4,087	4,905

	7,053	2,031	5,022	6,241

5.	CONVERTIBLE NOTES

On June 27, 2006 and July 3, 2006, the Company entered into securities purchase agreements with three investors pursuant to which the investors purchased 8% convertible notes with a total principal amount of $2,500,000 and share purchase warrants to purchase 2,500,000 shares of the Company’s common stock, exercisable at a price of $1.00 per share for the eighteen month period following the closing date.

The total convertible notes of $2,500,000 are due and payable on June 30, 2009. The principal on these convertible notes may be converted into shares of the Company’s common stock at a rate of $1.00 per share, at the option of the holder. The investor has contractually agreed to restrict the ability to convert the convertible debentures to an amount which would not exceed the difference between the number of shares of common stock beneficially owned by the holder or issuable upon exercise of the warrant held by such holder and 4.99% of the outstanding shares of common stock of the Company. The securities were issued in private placement transactions pursuant to Regulation S under the Securities Act of 1933, as amended. The Company must file an SB-2 Registration Statement registering the resale of shares of the Company’s common stock issuable upon conversion of these convertible notes and exercise of the warrants within six months and one day after the closing date (the “Filing Deadline”). If the Registration Statement is not declared effective by the SEC on or prior to the Filing Deadline, the Company will incur liquidated damages equal to 1/30th of 2% of the aggregate purchase price paid to the Company by the investors. The Company will pay any liquidated damages in arrears on a weekly basis on the last business day of each month. If the Company fails to pay any liquidated damages in full within seven days after the date payable, the Company will pay interest thereon at a rate of 10% per annum.

In accordance with EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, the Company recognized the value of the embedded beneficial conversion feature of $1,153,895 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes. In addition, in accordance with EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, the Company has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values. Accordingly, the Company recognized the fair value of the detachable warrants of $1,346,105 as additional paid-in capital and an equivalent discount against the convertible notes. The Company will record interest expense over the term of the remaining convertible notes of $2,500,000 resulting from the difference between the stated value and carrying value at the date of issuance. To August 31, 2006, accrued interest of $34,696 has been included in accrued liabilities, and $144,378 has been accreted increasing the carrying value of the convertible debentures to $144,378.

The Company may, at its option, elect to pay the interest by the issuance of shares of common stock. The number of shares is to be determined by dividing the amount of the interest payment by the number which is 90% of the average market price of the Company’s common shares for the ten trading days immediately prior to the interest payment date

FC FINANCIAL SERVICES, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED AUGUST 31, 2006
(Expressed in U.S. dollars)
(unaudited)

6.	RELATED PARTY TRANSACTIONS

(a)

During the nine months ended August 31, 2006, the Company recorded $18,000 (2005 – $18,000) of donated services at $2,000 per month for services provided by the President and Vice-President of the Company.

(b) During the nine months ended August 31, 2006, the Company recorded $2,700 (2005 – $2,700) of donated rent at $300 per month for office premises provided to the Company by the President of the Company.

7.	COMMON STOCK

(a)

In May 2006, the Company issued 2,500,000 units for net proceeds of $2,499,970 as part of a private placement financing. Each unit consisted of one share and one share purchase warrant entitling the holder to purchase one share of the Company at a price of $1.00 per share for a period of eighteen months from the date of issue.

(b)

On December 8, 2005, the Company authorized a forward stock split and increased the number of issued and outstanding shares on a five-for-one basis. All share amounts have been retroactively adjusted for all periods presented.

8.	SHARE PURCHASE WARRANTS

The following table summarizes the continuity of the Company’s warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance, November 30, 2005	–	–
Issued	5,000,000	$1.00

Balance, August 31, 2006	5,000,000	$1.00

As at August 31, 2006, the following share purchase warrants were outstanding:

Number of
Warrants	Exercise Price	Expiry Date

2,500,000	$ 1.00	November 2007
1,800,000	$ 1.00	December 27, 2007
700,000	$ 1.00	January 3, 2008

5,000,000

9.	SUBSEQUENT EVENT

On September 29, 2006, the Company acquired of all of the outstanding shares of ICP as disclosed in Note 1 of the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports we file with the United States Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-KSB for the year ended November 30, 2005 and our Current Reports on Form 8-K.

INTRODUCTION

We were incorporated in the State of Nevada on November 19, 2003. Prior to completing the acquisition of ICP Solar Technologies Inc. (“ICP”), we were in the business of providing indirect financing of installment contracts for automobile purchases and leases. On September 29, 2006 we acquired through our wholly owned subsidiary all of the issued and outstanding shares of ICP. ICP is a company engaged in the manufacturing, distribution and marketing of solar panel based products. In order to focus our resources on developing ICP’s technology and business, we no longer intend to proceed with automobile financing business activities.

We have not earned any revenues to date. Following the completion of our acquisition of ICP, our business plan is to focus on the development, manufacturing and marketing of the solar power products developed by ICP. ICP manufactures, markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers (“OEM”) and integrated building materials markets through its distribution channels in over 100 countries. We intend to increase our addressable markets, boost sales and solidify our brand through strategic partnerships with best practice distribution partners worldwide. Strategic partnerships for both distribution channel and technology are expected to be key drivers of our expansion plans, as well as web-enabled internal processes for real time accuracy and reporting.

RECENT CORPORATE DEVELOPMENTS

Since the completion of our last fiscal quarter ended May 31, 2006, we have experienced the following significant corporate developments:

1.

On September 29, 2006, we entered into a share purchase agreement (the “Share Purchase Agreement”) among ICP Solar Technologies Inc. (“ICP”), Sass Peress, the Peress Family Trust, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Arlene Ades, and Joel Cohen (collectively the “ICP Stockholders”) Taras Chebountchak and Orit Stolyar (together the “FC Principals”), and 1260491 Alberta Inc., our wholly owned subsidiary (“Exchangeco”). Under the terms of the Share Purchase Agreement we acquired, through our wholly owned subsidiary Exchangeco, all of the outstanding shares of ICP. Closing of the acquisition took place on September 29, 2006, see “Share Purchase Agreement, below. On the Closing Date our wholly owned subsidiary Exchangeco issued the following Exchangeable Shares which are convertible into shares of FC:

Name of Stockholder	Number and Class of Shares
Eastern Liquidity Partners Ltd.	301,497 Class A Exchangeable Shares
The Sass Peress Family Trust	440,529 Class A Exchangeable Shares
The Peress Family Trust	6,626,787 Class A Exchangeable Shares
Sass Peress	11,222,995 Class A Exchangeable Shares
Arlene Ades	879,706 Class A Exchangeable Shares
Joel Cohen	529,486 Class A Exchangeable Shares

2.

Also on September 29, 2006, as a condition of closing of the transactions contemplated in the Share Purchase Agreement FC and the FC Principals entered into the Exchange and Voting Trust Agreement (the “Voting Trust Agreement”) with the ICP Stockholders and the Trustee on September 29, 2006. Pursuant to the terms of the Voting Trust Agreement the FC Principals agreed to deposit with the Trustee 20,000,000 shares of the common stock of FC held by them (the “Trust Shares”) for the purpose of creating a voting trust for the benefit of the ICP Stockholders. As a further condition of closing of the transactions contemplated in the Share Purchase Agreement FC and the FC Principals entered into the Exchangeable Share Support Agreement (the “Support Agreement”) with the Trustee and the ICP Stockholders on September 29, 2006, setting out certain additional terms and conditions of the Trust Shares deposited with the Trustee, see “”Exchangeable Share Support Agreement” and “Exchange and Voting Trust Agreement”, below.

3.

Also on September 29, 2006, in connection with our entry into the Share Purchase Agreement, Taras Chebountchak and Orit Stolyar submitted for cancellation 4,222,750 of the FC shares held by them and transferred 20,000,000 of the FC shares held by them to the Trustee under the terms of the Voting Trust Agreement.

4.

On September 1, 2006, we amended and restated our bylaws. The amendment to the bylaws was for the purpose of updating and removing certain outdated and redundant provisions that existed in our prior bylaws. The changes that were made in the amended bylaws encompass among other things the following: (i) expanded provisions with respect to shareholders’ meetings including reduction of quorum requirements and amendments to actions by majority stockholder consent; (ii) amendments to corporate governance and committees, and directors’ meetings; (iii) expanded provisions with respect to officers and their duties; (iv) changes to provisions with respect to share certificates; (v) the addition of certain dividend provisions; and (vi) addition of notice provisions and other provisions.

5.

In June, 2006, our board of directors approved an offering to investors (the “Note Offering”) of up to 3,000 units at a price of $1,000 US per unit for gross proceeds of up to $3,000,000 pursuant to Regulation S of the Securities Act of 1933, with each Unit consisting of one 8% Convertible Note in the principal amount of $1,000 US, and one thousand share purchase warrants (the “Warrants”), with each Warrant entitling the holder thereof to purchase one additional share of our common stock for a period of 18 months following the closing of the Note Offering. On July 11, 2006, we completed the issuance of 2,500 units for gross proceeds of $2,500,000 to three subscribers pursuant to Regulation S of the Securities Act of 1933. See “Unregistered Sales Of Equity Securities And Use Of Proceeds”, below.

6.

In May, 2006, our board of directors approved an offering (the “Offering”) of up to 5,000,000 units at $1.00 per unit for gross proceeds of up to $5,000,000, with each unit consisting of one share and one share purchase warrant entitling the holder to purchase one share of our common stock at a price of $1.00 per share exercisable eighteen months from the date of the issuance. On May 15, 2006, we completed the issuance of 1,000,000 units for gross proceeds of $1,000,000 in connection with the Offering to a subscriber pursuant to Regulation S of the Securities Act of 1933. On July 11, 2006, we completed the issuance of 1,500,000 units for gross proceeds of $1,500,000 to four subscribers pursuant to Regulation S of the Securities Act of 1933. See “Unregistered Sales Of Equity Securities And Use Of Proceeds”, below.

7.

On May 16, 2006, FC entered into a loan agreement (the “Loan Agreement”) with ICP pursuant to which FC loaned to ICP US$1,000,000 (the “Loan”). The Loan was evidenced by a promissory note executed by ICP on May 16, 2006. Pursuant to FC’s entry into the Loan Agreement with ICP, on May 16, 2006, FC entered into a Share Pledge Agreement with the ICP Stockholders and received a guarantee from the ICP Stockholders pursuant to a Guarantee Agreement dated May 16, 2006. On July 4, 2006 FC entered into an amendment to its loan agreement (the “Amended Loan Agreement”) with ICP. Pursuant to the terms of the Amended Loan Agreement FC increased the principal amount of the Loan to $1,500,000. In connection with FC’s entry into the Amended Loan Agreement with ICP, the corresponding amendments were made to the terms of the limited course guarantee (the “Guarantee”) granted in favor of FC by Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen on May 16, 2006. The Loan was repaid by ICP on September 29, 2006 following the closing of the acquisition of ICP by FC.

Share Purchase Agreement

On September 29, 2006, we entered into a share purchase agreement (the “Share Purchase Agreement”) among ICP Solar Technologies Inc. (“ICP”), Sass Peress, the Peress Family Trust, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Arlene Ades, and Joel Cohen (collectively the “ICP Stockholders”) Taras Chebountchak and Orit Stolyar (together the “FC Principals”), and 1260491 Alberta Inc., our wholly owned subsidiary (“Exchangeco”). Under the terms of the Share Purchase Agreement we acquired, through our wholly owned subsidiary Exchangeco, all of the outstanding shares of ICP. Closing of the Share Purchase Agreement was subject to the following terms and conditions:

(a)	The ICP Stockholders agreed to transfer all of the outstanding shares of ICP held by them to Exchangeco on September 29, 2006 (the “Closing Date”);

(b)

FC agreed to enter into and cause Exchangeco to enter into on the Closing Date: (i) the Exchange and Voting Trust Agreement with the FC Principals, the ICP Stockholders and Equity Transfer & Trust Company (the “Trustee”), and (ii) the Exchangeable Share Support Agreement with the FC Principals, the ICP Stockholders and the Trustee;

(c)

Exchangeco issued 20,000,000 Class A Exchangeable Shares (the “Exchangeable Shares”) in the capital stock of Exchangeco to the ICP Stockholders on the Closing Date pursuant to the terms of the Exchange and Voting Trust Agreement and the Exchangeable Share Support Agreement;

(d)	FC agreed to reserve for issuance 20,000,000 shares of its common stock for issuance to holders of Exchangeable Shares on the terms and conditions of the Exchangeable Shares;

(e)

The FC Principals caused 4,222,750 of the issued and outstanding shares of FC held by them to be cancelled and to transfer 20,000,000 of their shares to the Trustee to be voted and cancelled in accordance with the terms of the Exchange and Voting Trust Agreement and the Exchangeable Share Support Agreement; and

(f)

FC completed a private placement of units pursuant to Regulation S of the Securities Act of 1933 for gross proceeds of $5,000,000, on the following terms: (i) FC issued 2,500,000 units, at a price of $1.00 per unit, with each unit consisting of one FC share and one share purchase warrant entitling the holder thereof to purchase an additional FC share for a period of 18 months following the closing of the private placement at a price of $1.00 per share; and (ii) 2,500 units of FC at a price of $1,000 per unit, each unit consisting of one 8% convertible note in the principal amount of $1,000 and one share purchase warrant entitling the holder thereof to purchase an additional 1,000 FC shares for a period of 18 months following the closing of the private placement at a price of $1.00 per share.

As additional consideration for FC and the FC Principals entering into the Share Purchase Agreement, each of the ICP Stockholders agreed that they will not sell in any 90 day period, during the two year period following closing, an amount of shares in excess of the amounts specified in Rule 144(e) promulgated under the Securities Act of 1933. In addition, FC agreed not to file any registration statement on Form S-8 prior to October 1, 2007 without the prior consent of the FC Principals. The parties further agreed that following the Closing Date they will take such steps as may be necessary, including the filing of an information statement pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14f-1 thereunder, to appoint the nominees of ICP to the board of FC. The agreement is governed by the laws of the State of Nevada.

Exchange and Voting Trust Agreement

As a condition of closing of the transactions contemplated in the Share Purchase Agreement FC and the FC Principals entered into the Exchange and Voting Trust Agreement (the “Voting Trust Agreement”) with the ICP Stockholders and the Trustee on September 29, 2006. Pursuant to the terms of the Voting Trust Agreement the FC Principals agreed to deposit with the Trustee 20,000,000 shares of the common stock of FC held by them (the “Trust Shares”) for the purpose of creating a voting trust for the benefit of the ICP Stockholders. The Voting Trust Agreement included the following terms and conditions:

(a)	The Trustee, as the holder of record of the Trust Shares, is entitled to all of the voting rights, including the right to vote in person or by proxy the Trust Shares on any matters, questions,

proposals or propositions whatsoever that may properly come before the stockholders of FC or at a meeting of FC stockholders or in connection with respect to all written consents sought by FC from its stockholders (the "Voting Rights"). The Voting Rights shall be and remain vested in and exercised by the Trustee. As further set out in the Voting Trust Agreement, the Trustee shall exercise the Voting Rights only on the basis of instructions received from the ICP Stockholders entitled to instruct the Trustee as to the voting thereof at the time at which the stockholders meeting is held or a stockholders' consent is sought;

(b)	FC agreed to deliver to the ICP Stockholders copies of all proxy materials, information statements and reports that are distributed to FC stockholders;

(c)

the FC Principals, the Trustee and the ICP Stockholders are not entitled to receive any dividend payments in respect of the Trust Shares and the FC Principals waived any rights to receive dividends in respect of the Trust Shares;

(d)

upon exercise of any exchange rights under the terms of the Exchangeable Shares, redemption of Exchangeable Shares or the occurrence of an insolvency event under the terms of the Exchangeable Shares (the “Exchange Rights”) pursuant to which the ICP Stockholders shall receive FC shares, the equivalent number of Voting Rights beneficially held on behalf of each ICP Stockholder by the Trustee are deemed surrendered;

(e)	In its capacity as trustee, the Trustee does not have any powers of disposition over the Trust Shares except as expressly required under the Voting Trust Agreement;

(f)

At such time as either Exchangeco or FC acquires Exchangeable Shares from an ICP Stockholder it agrees to provide the Trustee with an officer’s certificate specifying: (i) the former voting trust beneficiary under the agreement, (ii) the number of Exchangeable Shares acquired; (iii) the form of acquisition and (iv) the date of acquisition, and the Trustee must deliver to FC the equivalent number of Trust Shares for cancellation; and

(g)

FC may refuse to issue any shares of its common stock to holders of Exchangeable Shares not made in accordance with the provisions of Regulation S of the Securities Act of 1933 or under an applicable exemption.

The parties further agreed to indemnify the Trustee against all costs and expenses incurred as a result of the Trustee’s entry into the Voting Trust Agreement and the transactions contemplated thereby. The agreement terminates on the earliest of the following events: (i) no outstanding Exchangeable Shares are held by the ICP Stockholders; and (ii) each of FC and Exchangeco elects in writing to terminate the agreement in accordance with paragraph III7(e) of Exchangeable share provisions. The agreement is governed by the laws of the Province of Ontario and the laws of Canada applicable therein.

Exchangeable Share Support Agreement

As a condition of closing of the transactions contemplated in the Share Purchase Agreement FC and the FC Principals entered into the Exchangeable Share Support Agreement (the “Support Agreement”) with the Trustee and the ICP Stockholders on September 29, 2006. The Support Agreement included the following terms and conditions:

(a)

FC agreed: (i) not to declare or pay any dividend on the FC shares of common stock (the “FC Shares”) unless Exchangeco shall simultaneously declare or pay, as the case may be, an equivalent dividend on the Exchangeable Shares, (ii) to advise Exchangeco in advance of the declaration by FC of any dividends, (iii) to take all actions necessary to enable Exchangeco to pay and perform its obligations with respect to the Exchangeable Shares and cause the FC Shares to be delivered to the holders of Exchangeable Shares in accordance with the terms of the Exchangeable Shares;

(b)

FC agreed to reserve for issuance at all times while Exchangeable Shares remain outstanding the greater of: (i) 20,000,000 FC Shares, or (ii) the number of Exchangeable Shares issuable on exercise of all rights to acquire Exchangeable Shares outstanding from time to time.

(c)

FC agreed to deliver FC Shares to any holder of Exchangeable Shares on exercise of any exchange rights under the terms of the Exchangeable Shares, subject to FC refusal to issue any shares of its common stock to holders of Exchangeable Shares not made in accordance with the provisions of Regulation S of the Securities Act of 1933 or under an applicable exemption.

(d)

FC agreed to issue to the holders of Exchangeable Shares the economic equivalent of any distribution of FC Shares to the FC stockholders by way of dividend or other distribution, or any options or warrants to the FC stockholders.

(e)

FC agreed that it will appoint and cause to be appointed proxy holders with respect to all Exchangeable Shares held by it and its affiliates for the sole purpose of attending each meeting of holders of Exchangeable Shares in order to be counted as part of the quorum for each such meeting. FC further agreed that it will not, and will cause its affiliates not to, exercise any voting rights which may be exercisable by holders of Exchangeable Shares or pursuant to the provisions of the Business Corporations Act (Alberta) (or any successor or other corporate statute by which Exchangeco may in the future be governed) with respect to any Exchangeable Shares held by it or by its affiliates in respect of any matter considered at any meeting of holders of Exchangeable Shares.

The Support Agreement terminates at such time as no Exchangeable Shares are held by any person or entity other than FC or its affiliates. The agreement may only be modified by an agreement in writing between Exchangeco, FC and the holders of Exchangeable Shares in accordance with paragraph III7(e) of Exchangeable Share provisions. The agreement is governed by the laws of the State of Nevada.

ICP SOLAR TECHNOLOGIES INC.

ICP was founded in 1988. Headquartered in Montreal, Canada, ICP manufactures, markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers (“OEM”) and integrated building materials markets through its distribution channels in over 100 countries. ICP has a 20,000 square foot manufacturing facility in the United Kingdom, which produces amorphous silicon based solar cells that ICP integrates into various products.

ICP operates through its wholly owned subsidiaries: ICP Solar Technologies (UK) Ltd. (Wales) and ICP Global Technologies Inc. (CBCA).

MARKET AND PRODUCTS

ICP operates in the following three main market verticals:

1.	Consumer Goods,
2.	Original Equipment Manufacturers (“OEM”), and
3.	Integrated Building Materials.

The following is a list of ICP’s current products on the market or in development:

  SunseiTM 12V Solar Chargers (from 135mAmps to 8Amp sizes, Charge Controllers, Mounting and Expansion Kits, Coleman solar chargers from 100mAmps to 3.6Amps, 4A Charge Controller).

  Cut Solar Cells (from 54mm to 600mm in size VW Solar Charger, Winnebago Solar Charger for RV Roof).

  Solar Slate (in development).

Consumer Goods

The consumer goods market makes up approximately 10% of the solar panel industry. The consumer goods market is comprised of larger retail chain stores and specialty stores. ICP sells its integrated solar energy systems and other solar products under two main brands: SunseiTM its proprietary brand and Coleman®, (for which it is the holder of a license), to the consumer goods market. SunseiTM is positioned as our premium brand and Coleman® is ICP’s value brand line.

ICP’s products under the Coleman® brand are distributed to large retail chains such as Costco, Wal-Mart, Target, Sam’s Club, LeRoy Merlin. ICP believes that consumers in the large retail chain space are cost conscious purchasers who also look for quality products. ICP plans to continue to develop this segment through additional retail chains, but there can be no assurances that ICP will be able to sign on additional retail chains.

ICP sells its SunseiTM brand to specialty retailers in the marine market or battery market such as West Marine and Battery Alliance. ICP’s current product line is composed of turn key portable panel systems used for camping, yachting, battery recharging and other portable use.

ICP’s online market is composed of its own online shopping website at www.solarchargers.com and other third party online shopping websites. The third party online shopping websites include Amazon.com, Samsclub.com, Costco.com, Westmarine.com and HomeDepot.com.

OEM Market

In 2003, ICP entered into the OEM market, and is presently focusing on the automotive sector and the garden light sector. ICP currently supplies some of the leading solar garden light makers in China. ICP also has entered the automotive sector with a product that is used to allow a car battery to retain its electric charge when the car engine is not turned on for extended periods of time. The product consists of a proprietary small portable charger that is affixed onto the inside of the windshield of a car and plugged into the cigarette lighter or OBD (on-board diagnostic). ICP also supplies Winnebago, the leading worldwide RV manufacturer, with outdoor roof-mounted solar panels.

Integrated Building Material Market

The Integrated Building Material market is the largest segment of the solar panel industry. ICP has a patented roof-tile technology that we hope to finalize development of, over the next six months and subsequently enter the building materials market.

Our new patented technology for a thin film amorphous solar cell can be seamlessly integrated into roofing lines for homes, buildings and other structures. Unlike standard poly-crystalline solar cell based panels that can interfere with the esthetics of a roof line, the thin film integrated tiles seamless integrates into roofing lines. Although the required panel area per kilowatt of electricity generated for amorphous panels is twice that of poly-silicon panels, the overall costs of power generation for amorphous based systems is less than that of poly-silicon based systems. Amorphous solar cells can generate more power on a watt for watt basis than traditional solar cells and utilize only 5% of the raw material used to make traditional poly-silicon cells. We believe that these panels can be sold to both the grid connected and off grid sectors of the market.

Our amorphous solar tiles are expected to be available on the market within the next nine to twelve months, pending final development and certification. However, there can be no assurances that the final development will be successful nor that we will be able to commercialize the amorphous solar tiles at a profit, if at all.

BUSINESS STRATEGY

We plan to expand our client base with large retail chains and specialty retailers in addition to further penetrating our existing clients. We intend to work closely with our sales agents as part of its overall sales growth strategy. We also plans to utilize the Internet for marketing and sales of our products.

As an immediate short-term strategy, we expect to finalize the thin film roof tile technology and to engage in full scale commercialization within the next nine months. Our strategy is to gain market share by positioning the final product through the OEM channel with global installer partners for a variety of applications. At the present time, we have identified potential marketing partners for the thin film roof tile technology and, although there can be no assurances, we expect strong demand upon commercialization. We intend to continue to market our existing products to the rural areas of developing countries. ICP has a history of installing panels in such countries as Kenya and we expect to expand our presence in the rural sectors in South America, Africa and Asia. We plan to continue to reduce our costs with respect to our products by improving efficiency and innovating new technologies.

SOLAR ENERGY INDUSTRY

The electric power industry is one of the world’s largest industries. With the recent deregulation, the advent of economic, environmental and national security issues, and technological advances, new opportunities exist for new entrants into the electric power industry. As electric power has become vital component of the world’s economy as a result of the increasing dependence on electricity-reliant technology, reliable electricity has become critical to economic growth.

Traditionally, sources of fuel for generating electricity include coal, natural gas, oil, nuclear power, and renewable resources. However, the following factors have made increasing reliance on the traditional sources unattractive:

(a)

Environmental regulations. Recent environmental regulations seek to limit emissions by fossil fuel including international treaties and national and regional air pollution regulations to restrict the release of greenhouse gasses;

(b)

Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increased demand. Expanding the aging infrastructure will be capital intensive and time consuming, and may be restricted by environmental concerns; and

(c)

Fossil fuel supply constraints and cost pressures. The supply of fossil fuels is finite. Depletion of fossil fuels may impact prices and infrastructure requirements over this century. Political instability, labor unrest, war and the threat of terrorism in oil producing regions have disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency.

As a result of these challenges, we believe that future demand for electricity will not be met through traditional fossil fuel-based technologies alone. The solar panel industry is a growing market and the use of solar energy has been around for more than 100 years, but only in the past few decades, increased efficiency as a result of new technologies is making solar energy a more viable alternative to non-renewable energy sources. Solar energy provides the following advantages over the traditional solutions:

  Modularity and scalability. Solar power products can be deployed in various sizes and configurations and can be installed almost anywhere;

  Reliability. With no need for moving parts and fuel supply, solar power systems reliably provide power to many demanding applications;

  Dual use. Solar modules are able to serve as both a power generator and the skin of the building; and

  Environment friendly. Solar power systems consume no fuel and produce no air, water or noise emissions.

Solar energy works by using photovoltaic solar cells made up of silicon compounds such as poly-silicon, which produces a current when exposed to sunlight. Many interconnected cells are packaged into solar modules, which protect the cells and collect the electricity generated. In general, the solar industry is generally broken down into three main categories:

1.	On-grid, which is solar derived electricity that is connected into the main electrical grids, which occupies 56% of the total solar energy consumption;

2.

Off-grid, which is mostly made up of solar derived power in rural areas where access to conventional electric power is not economical or physically feasible and OEM equipment such as automotive, garden lights, telecom and remote site power, which occupies 34% of the total solar energy consumption; and

3.

Consumer products, such as small portable solar powered equipment for use in recreational vehicles, yachting and camping, battery recharging and so on, which occupies 10% of the total solar energy consumption.

Governments around the world have launched incentive programs to reward solar power users. For instance, the Japanese government has spent hundreds of millions of dollars in subsidies to encourage citizens to install solar energy systems in their homes. Germany has implemented a program whereby it purchases a solar energy derived kilowatt hour for up to $0.55 daily. Italy and Spain have set up a similar program. In the US, last year’s energy bill included subsidies for the use of solar energy, and many states have started to implement subsidy programs such as California which has recently rolled out an aggressive $2.9 billion subsidy plan over the next 10 years.

COMPETITION

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to secure our supply chain, attract and retain customers, and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. The solar cell manufacturing arena includes some 100 manufacturers worldwide. The ten largest manufacturers comprise more than three quarters of the market. At present suppliers are having difficulty keeping up with increasing market demands, largely due to technological developments that decrease solar energy costs and government incentives, which translates into a lower competitive environment for the sector at the moment. Although there are no assurances, the market is expected to continue to undergo strong growth over the next ten years which will be conducive to sustaining existing suppliers and allowing for new market entrants to capture market share as well.

We believe that we are well positioned within the solar market. ICP is a well diversified innovative company that provides solar energy products to diversified market segments. Over the years, ICP has built a reputation for quality and reliability as well as a brand name and distribution network, while acquiring its own solar cell supply chain. Over the years, ICP has built a presence in various global niche markets as well. ICP has also developed new technology in the area of amorphous solar cells which management believes will allow it to enter into the large on-grid and off-grid solar electrical markets.

The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is often matched with battery storage to provide highly reliable power solutions.

GOVERNMENT REGULATION

ICP uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials.

We believe that we have all environmental permits necessary to conduct our business. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our past or current premises. We are not aware of any environmental investigation, proceeding or action by foreign, federal or state agencies involving our past or current facilities. If we fail to comply with present or future environmental regulations, we could be subject to fines, suspension of production or a cessation of operations. Any failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

SIGNIFICANT EMPLOYEES OF ICP

Sass Peress, CEO

Prior to founding ICP, Peress was the VP of Sales for a market-leading automotive accessory distributor. In 1985, he founded and headed an automotive aftermarket manufacturing company that went on to capture more than 70% of market share within two years. He then founded ICP in 1988 and, as President and CEO, has reshaped ICP within the solar energy industry. With his scientific background and manufacturing experience, he has co-authored much of ICP’s intellectual property. Mr. Peress’ educational background includes studies in health sciences, organic chemistry and finance. He graduated with honors from Concordia University’s MBA International Business Program in Montreal, Canada. Mr. Peress was recently nominated for the Ernst & Young Canadian Entrepreneur of the Year award and is an active member of the Canadian Solar Energy Society and the American Solar Energy Society.

Arlene Ades, Executive Vice President, Head North American Sales

Arlene Ades joined ICP in early 2006 and assumed the position of Executive Vice-President, Head of North American Sales after an 18-year career atop sales management at Pitney Bowes. Having achieved top sales awards for several years running, Ms. Ades brings with her experience in strategic partner development, motivational speaking, product launches and forecasting. Ms. Ades’ experience includes the management of Pitney Bowes’ largest corporate accounts as a ‘cradle to grave’ manager of business organization.

Joel Cohen CFA, CFO

Mr. Cohen has extensive experience in biotechnology & high tech financings and in financial analysis. Mr. Cohen is a former investment banker at Canaccord Capital, where he specialized in biotechnology financings. He has worked on numerous IPOs, private and public financings for various companies worth over $100 million. Mr. Cohen acts as consultant for various companies both in and out of the technology sector such as Osta Biopharma, a biotechnology company which recently listed on the Canadian TSX venture exchange and where Mr. Cohen was a director and is presently consulting CFO Mr. Cohen has lectured in business valuation in the MBA program at McGill University. Mr. Cohen holds a Bachelor of Commerce degree in Finance from Concordia University and is a Chartered Financial Analyst.

INTELLECTUAL PROPERTY AND PATENT PROTECTION

At present, we have the following registered trademarks and designs:

Trademarks and Trade Names

ICP#	NOP#	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title
	14	CDN	T	1,202,612	ICPSOLAR Technologies & Design
61	15	US	T	78/346,970	ICP SOLAR TECHNOLOGIES & Design (black & white)
	15	US	T	78/346,970	ICP SOLAR TECHNOLOGIES & Design
	16	CDN	T	1,229,656	ISUN
	17	CDN	T	TMA622,453	ICP GLOBAL TECHNOLOGIES & Design
	18	CDN	T	TMA628,201	LET OUR POWER GIVE YOU FREEDOM
	19	CDN	T	1,242,623	ATF
	20	AU	T	983.622	ICP Solar Technologies & Design

ICP#	NOP#	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title
73	N/A	US	TM	78/109,115	PERPETUAL POWER PACK
85	N/A	US	TM	78/377,570	SUNSAVER
60	N/A	US	TM	76/467,624	ICP GLOBAL TECHNOLOGIES & Design
62	N/A	US	TM	78/346,960	ICP SOLAR TECHNOLOGIES & Design (colour)
38	N/A	US	TM		SOLARVENT
53	N/A	US	TM	78/346,476	BATTERYSAVER SE
54	N/A	US	TM	78/331,020	AUTOVENT
56	N/A	US	TM	76/484,235	BATTERYSAVER FLEX
57	N/A	US	TM	78/359,160	BATTERYSAVER PLUS
64	N/A	US	TM	76/448,811	TRACTORSAVER
55	N/A	US	TM	78/109,085 (Now 2,839,191)	BATTPAK
66	N/A	US	TM	76/039,122 (Now 2,709,752)	SolarPRO plug’n’play (stylized)
67	N/A	US	TM	76/140,194 (Now 2,606,788)	iSUN (Stylized)
68	N/A	US	TM	76/140,193 (Now 2,575,542)	LET OUR POWER GIVE YOU FREEDOM (Stylized)
70	N/A	US	TM	76/255,870 (Now 2,626,915)	POCKETPV
63	N/A	US	TM	78/147,527 (Now 2,835,615)	THE MOST VERSATILE BATTERY CHARGER IN THE UNIVERSE
65	N/A	US	TM	76/255,869 (Now 2,634,557)	SOLAR BOOSTER
	N/A	US	TM	78/109,102	3P
48	N/A	CA	TM	1,131,153	PERPETUAL POWER PACK
27	N/A	CA	TM	1,165,738	BATTERYSAVER FLEX
28	N/A	CA	TM	1,202,856	BATTERYSAVER PLUS
29	N/A	CA	TM	1,202,403	BATTERYSAVER SE
32	N/A	CA	TM	1,156,885	ICP GLOBAL TECHNOLIGIES & Design
33	N/A	CA	TM	1,202,346	ICP SOLAR TECHNOLOGIES & Design (B & W)
34	N/A	CA	TM	1,202,612	ICP SOLAR TECHNOLOGIES & Design (colour)
35	N/A	CA	TM	1,081,632	LET OUR POWER GIVE YOU FREEDOM
36	N/A	CA	TM	1,136,105	POCKETPV

ICP#	NOP#	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title
40	N/A	CA	TM	537,063 / TMA315,973	FIRST CHOICE-PREMIER CHOIX
41	N/A	CA	TM	1,076,749 / TMA569,033	iSUN & Design
42	N/A	CA	TM	1,147,986 / TMA601,092	THE MOST VERSATILE BATTERY CHARGER IN THE UNIVERSE
43	N/A	CA	TM	716,424 / TMA435,293	NEVERMISS
44	N/A	CA	TM	712,850 / TMA427,521	SHIATSU
45	N/A	CA	TM	1,136,102 / TMA590,567	SOLAR BOOSTER
46	N/A	CA	TM	1,081,631 / TMA589,526	SolarPRO plug’n’play
47	N/A	CA	TM	1,121,392 / TMA591,037	SOLARPAQ
78	N/A	CA	TM	1,131,151 / TMA573,818	BATTPAK
	N/A	CA	TM	TMA602,574	3P
	N/A	US	TM	2,839,171	BATTPAK
	N/A	US	TM	2,137,576	NEVERMISS
79	N/A	UK	TM	2,313,930	iSUN & Design -
	N/A	UK	TM	1,271,719	SOLARVENT
	N/A	CDN	T	1809540	The Solar Company – Figurative Mark

Designs

ICP#	NOP#	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title
3	N/A	US	D	29/ 165,690 (Now D476,950)
4	N/A	CA	D	101002	BRIEFCASE SOLAR POWER GENERATOR
5	N/A	US	D	29/165,689 (Now D479,191)	BRIEFCASE SOLAR POWER GENERATOR
6	N/A	US	D	29/165,688	DETACHABLE SOLAR PANEL

ICP#	NOP#	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title
(Now D487,884)
9	N/A	CA	D	96064	SOLAR PANEL
16	N/A	US	D	29/062,623 (Now D395,279)	SOLAR POWERED BATTERY TRICKLE CHARGER
	N/A	US	D	29/176,029	Packaging for a solar panel
	N/A	US	D	29/127402	Floating Solar-Powered Fountain
	N/A	UK	D	2090089	Floating Solar-Powered Fountain
	23	CDN	D	TBD	Solar Grip

Patents

We have the following patents:

ICP #	NOP #	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title	Firm [i]	ICP Status Note
	2	CDN	P	2,471,420	Modular Cable System for Solar Power Sources	NOP	Filed June 17, 2004 – U.S. Ref (file 011 – 10/710,077)
							Awaiting ref from LPG
11	3	US	P	10 / 710,077	Modular Cable System for Solar Power Sources	NOP	U.S. Utility Patent Application
							Serial No.: 10/710,077 Filed: June 17, 2004
							Based on U.S. Application No: 60/479,050 Filed: 6/17/2003
	4	CDN	P	2,472,548	Solar Panel Having Visual Indicator	NOP
	5	US	P	10 / 895,956	Modular Cable System for Solar Powered	NOP

ICP #	NOP #	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title	Firm [i]	ICP Status Note
					Sources
	6	PCT	P		Solar Panel having Visual Indicator	NOP
86	7	US	P	10/ 985,870 (based on 60/578,555)	Solar Powered Ventilator	NOP	Filed
13	8	US	P	10/ 985,871 (based on 60/489,085)	Support Structure for Mounting a Solar Panel	NOP	Pending
							Foreign application deadline claiming priority is July 22, 2004
	9	US	P	10/ 896/755	Support Structure for Mounting a Solar Panel	NOP
	10	PCT	P	PCT/CA/20 04/00164	Support Structure for Mounting a Solar Panel	NOP
	11	CDN	P	2,480,366	Photovoltaic Building Elements	NOP
	12	US	P	11/ 298,663	Solar Powered Battery Charger with Voltage Regulation Circuit Apparatus	NOP
	13	US	P		Hybrid Portable Solar Charger	NOP
14	21	UK	P	0218104.8	PHOTOVOL TAIC BUILDING ELEMENTS	NOP	Patent granted to the proprietor(s) for an invention entitled “Photovoltaic building elements disclosed in an application filed 3 August 2002. Dated January 11, 2006
				0516437.1	PHOTOVOL TAIC BUILDING	NOP

ICP #	NOP #	Country	Type Patent (P) TM (TM) or Tradename (T) Design (D)	Application Number	Title	Firm [i]	ICP Status Note
					ELEMENTS
	22	CDN	P	2,500,451		NOP
		US	P	TBD		NOP
1	N/A	CA	P	2,409,465	MODULAR SOLAR BATTERY CHARGER		Main Fee due Oct 25/04 $50.00
							Awaiting registration
2	N/A	US	P	07 /202,351 (now issued No. 4,899,645)	SOLAR POWERED VENTILATOR		Issued
							Maint Fees Paid – patent expires June 3, 2008
7	N/A	US	P	09/987,936 (Now 6,650,085)	MODULAR SOLAR BATTERY CHARGER	7	Issued – Nov 18, 2003 (Main Fee Nov 20, 2006)
12	N/A	US	P	60/489,084	SOLAR PANEL HAVING VISUAL INDICATOR	4	Pending
							Foreign application deadline claiming priority is July 22, 2004
87	N/A	US	P	60/532,796	MODULAR FLEXIBLE SOLAR CELL SYSTEM INEGRATA BLE TO TEXTILE	8	Filed
							Provisional Application Filed on Dec 24 03 (1 year deadline to file application)
	N/A	US	P	60/447,654	Packaging for a solar panel	4	Pending
	N/A	EP	P	90304178.8	Photovoltaic Charge Storage Device
	N/A	UK	P	0001533.9	Solar Fountain
	N/A	UK	P	0001532.1	Free Floating Solar Light
		N/A	P	4,899,645	Solar Powered Ventilator

PLAN OF OPERATION

The following discussion and analysis summarizes our plan of operation for the next twelve months, our results of operation for the nine months ended August 31, 2006 and changes in our financial condition from our year ended November 30, 2005. The following discussion should be read in conjunction with the Management’s Discussion and Analysis or Plan of Operation included in our Annual Report on Form 10-KSB for the year ended November 30, 2005.

Plan of Operation

We develop, manufacture and market solar power products that provide reliable and environmentally clean electric power throughout the world. Solar power products use interconnected photovoltaic cells to generate electricity from sunlight. Solar power products can provide a cost-competitive, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications. Furthermore, solar power products can provide on-grid customers with a clean, renewable source of alternative or supplemental electricity.

Our plan of operation for the next twelve months is to engage in our marketing and sales efforts. We plan to expand our current distribution depth within the markets of North America, Europe and Japan for our consumer goods segment through the marketing of our internal brand SunseiTM, as well as licensed brand Coleman®.

Our immediate goal is the development of our thin film amorphous solar cell which can be seamlessly integrated into roofing lines for homes, buildings and other structures. We are currently developing a distribution channel and technology partnerships to launch products based on the thin film amorphous solar cell technology in 2007. The estimated cost to finalize the development of the products based on the thin film amorphous solar cell technology is $500,000. However, we can provide no assurances that the actual costs of developing such products will not be greater than what we estimated, nor that commercialization based on such products will ever be achieved.

Although there can be no assurances, we plan to deliver on a sustainable growth strategy across each of our main targets. We also intend to increase our addressable markets, boost sales and solidify our brand through strategic partnerships with best practice distribution partners worldwide. Strategic partnerships for both distribution channel and technology are expected to be key drivers of our expansion plans, as well as web-enabled internal processes for real time accuracy and reporting.

Cash Requirements over the next Twelve Months

Our estimated expenditures over the next twelve months are as follows:

	Descriptions	Estimated Cost	Approximate Timeline
1.	Finalize the development of thin film amorphous solar cell technology	$500,000	6 Months
2.	Acquire additional distribution channels and secure the supply chain of our raw material	$500,000	10 Months
3.	Market and promote solar energy products to further penetrate ICP’s existing client base, and expand our client base	$150,000	12 Months
4.	Develop online shopping website	$30,000	12 Months
	TOTAL	$1,180,000

The above timeline and costs are estimates only and do not take into account possible delays that may arise. If we experience any difficulties or delays during our plan of operation, it could take substantially longer and more costly for us to design, market and sell the products as planned. In addition to the amounts described above, we anticipate that we will require an additional $150,000 to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Three Months Ended August 31			Nine Months Ended August 31
			Percentage			Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	-	-	-	-	-	-
Expenses(1)	$(164,106)	$(13,477)	1,117.7%	$(184,884)	$(55,260)	234.6%
Net Loss	$(164,106)	$(13,477)	1,117.7%	$(184,884)	$(55,260)	234.6%

Notes
(1) Net of interest income.

Revenue

We had no revenue during the nine months ended August 31, 2006. We expect to realize sales revenues from sales of ICP products during the next fiscal quarter through ICP’s new and existing customer base. We are presently in the development stage of our business and we can provide no assurance that we will be able to generate revenues from our business model or that the revenues generated will exceed our operating costs.

Expenses

Our expenses for the three and nine month periods ended August 31, 2006 consisted of the following:

	Three Months Ended August 31			Nine Months Ended August 31
			Percentage			Percentage
Expense	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Consulting	$6,000	$6,000	-	$18,000	$18,000	-
General and	11,777	6,875	71.3%	23,858	36,253	(34.2)%
administrative expenses
Amortization	406	609	(33.3)%	1,219	609	100.2%
Accretion of discount on	144,378	-	-	144,378	-	-
convertible notes
Interest expense	34,696	-	-	34,696	413	8,300%
Interest income	(33,151)	7	473,485%	37,267	15	248,437%
Total	$(164,106)	$(13,477)	1,117.7%	$(184,884)	$(55,260)	234.6%

Our operating expenses for the nine months ended August 31, 2006 increased as compared to the comparative period in 2005 primarily as a result of the fact that we incurred accretion of discount on our convertible notes issued due to financing activities and increased interest expenses. We anticipate our operating expenses will increase as we continue to undertake our plan of operation following our acquisition of ICP. The increase is expected to be attributable to our continuing development and as a result of our ongoing reporting requirements under the Exchange Act.

Net Loss

We incurred a net loss in the amount of $279,590 for the period from inception to August 31, 2006. Our loss was entirely attributable to the operating expenses associated with the development, marketing and promotion of our business, our convertible debt financing activities during the nine months ended August 31, 2006, and the expenses relating to the preparation of our Registration Statement on Form SB-2 and our periodic reports under the Exchange Act. We have not earned any revenues to date. We can provide no assurance that we will earn any revenue or that any revenue earned will exceed the expenses incurred.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At August 31, 2006	At November 30, 2005	Increase / (Decrease)
Current Assets	$5,057,237	$49,963	10,021%
Current Liabilities	(34,696)	(8,805)	294%%
Working Capital	$5,022,541	$41,158	12,103%

Cash Flows
	Nine Months Ended	Nine Months Ended
	August 31, 2006	August 31, 2005
Cash Flows used in Operating Activities	$(59,340)	$(29,100)
Cash Flows used in Investing Activities	(1,500,000)	(7,053)
Cash Flows from Financing Activities	4,999,970	91,882
Net Increase in Cash During Period	$3,440,630	$55,729

We have cash in the amount of $3,490,593 and working capital of $5,022,541 as of August 31, 2006 compared to working capital of $41,158 as of August 31, 2005. The increase in our working capital is primarily due to the fact that we raised $4,999,970 pursuant to our equity financing activities during the quarter. Following the closing of our Offering and Note Offering in July, 2006 we raised a total of $5,000,000. Our total expenditures over the next twelve months are anticipated to be approximately $1,330,000, the majority of which is due to our operational, marketing and promotional expenses and general, legal, accounting and administrative expenses associated with our reporting obligations under the Exchange Act.

Financing Requirements

Our management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients. Management anticipates generating revenue through manufacturing and commercializing its products during the year. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We have also recently restructured internally to eliminate some excess operating costs and as a result are presently cash flow neutral.

Currently, we have sufficient financial resources to complete our plan of operation for the next twelve months. At August 31, 2006, we had total assets of $5,062,259 and shareholders' equity of $4,883,185. We had an accumulated deficit of $279,590 from inception to August 31, 2006. To date these losses and cash flow deficiencies have been financed principally through long term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for us to continue in existence until attaining profitable operations.

Any financing that we obtain is expected to be in the form of sales of our equity securities as sufficient debt financing is not expected to be available to us at this stage of our development. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

Reverse Acquisition Accounting

Under generally accepted accounting principles, the acquisition of ICP has been accounted for as a reverse acquisition and ICP has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of ICP and not FC.

Revenue Recognition

We recognize revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Our price to customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of FC subsequent to revenue recognition except for product warranty and returns from our customers. We do accept returns of products, if properly requested, authorized, and approved by FC. We record an estimate of returns of products to be returned by our customers and record the provision for the estimated amount of such future returns, based on historical experience and any notification we receive of pending returns.

Product Warranty

Our current product warranty includes a ten year, up to a lifetime warranty period for defects in material, workmanship and power performance. Accruals for product warranties are recorded at the time of shipment of products to customers. We accrue a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. We periodically review the adequacy of our product warranties and adjust, if necessary, the warranty percentage and accrued warranty reserve for actual historical experience.

Valuation of Inventories

Raw materials are valued at the lower of cost and replacement cost. Finished goods are valued at the lower of cost and net realizable value. Cost is determined on an average cost base.

Financial Instruments

We estimate the fair value of our financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value. It is not practical to determine the fair value of the amounts due from related parties due to their related party nature and the absence of a market for such instruments.

RISKS AND UNCERTAINTIES

We may need to raise significant additional capital in order to fund our operations and to continue to grow our business, which subjects us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.

Although we believe that we have the financial resources to complete our plan of operation for the next twelve months, we anticipate that we may require additional funding to further enhance our operating infrastructure, to secure the supply of raw materials to further increase manufacturing capacity through our solar cell production chamber and to advance our research and development programs that are key to refining our products and to lowering our manufacturing costs.

We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

We were formed on November 19, 2003 and as such, have a very short operating history upon which future performance may be assessed. Since inception, we have incurred significant net losses, including a net loss of $184,884 for the nine months ended August 31, 2006. As a result of ongoing operating losses, we had an accumulated deficit of $279,590 as of August 31, 2006. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

  expand our manufacturing operations, whether domestically or internationally;
  develop our distribution network;
  continue to research and develop our products and manufacturing technologies;
  implement internal systems and infrastructure in conjunction with our growth; and
  hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

Potential investors should also be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our dependence on a limited number of third party suppliers for raw materials, key components for our solar power products and custom-built equipment for our operations could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

We manufacture all of our solar power products using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent that the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.

Certain of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. Consequently, any damage to or break down of our manufacturing equipment at a time we are manufacturing commercial quantities of our products may have a material adverse impact on our business. For example, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

We may fail to successfully bring to market our new solar power products under development, which may prevent us from achieving increased sales and market share.

Although ICP has been selling its solar power products since 1988, we expect to derive a substantial portion of our revenues from sales of our new solar power products that are under development and not yet commercially available. If we fail to successfully develop our new solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and could become profitable.

Our solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for our solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

(i)	our failure to produce solar power products that compete favorably against other solar power products on the basis of cost, quality and performance;
(ii)

our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

(iii)	whether or not customers will accept our new module designs under development and the techniques we are developing to mount them; and
(iv)	our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

If our solar power products fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

We currently sell our solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end users on a global basis.

If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with resellers will be influenced by the relationships between these resellers and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

Our dependence on a small number of resellers may cause significant fluctuations or declines in our product revenues.

Historically, all of our sales to these resellers are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. We anticipate that sales of our solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

(i)	reduction, delay or cancellation of orders from one or more of our significant resellers;
(ii)	selection by one or more of our significant resellers of products competitive with ours;
(iii)	loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and
(iv)	failure of any of our significant resellers to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We intend to continue to establish strategic relationships with third parties in the solar power industry, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to our competitors. We can provide no assurance that we will be able to establish other strategic relationships in the future.

In addition, other strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

Our ability to compete effectively against competing solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

  we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

  given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

  third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

  we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

  we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all; and

  the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

If we are subject to litigation and infringement claims, they could be costly and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future solar power products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. We may receive notices from third parties alleging patent, trademark or copyright infringement, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our technology efforts. No third party has a current filed intellectual property lawsuit, arbitration or other proceeding against us. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all. We may, however, be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

  assert claims of infringement or misappropriation of or otherwise enforce our intellectual property rights;

  protect our trade secrets or know-how; or

  determine the enforceability, scope and validity of our intellectual property rights or those of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a solar power product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

In addition, we may have to participate in proceedings before the United States Patent and Trademark office, or before foreign patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others. These actions may result in substantial costs to us as well as a diversion of management attention. Furthermore, these actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products and services on which our business strategy depends.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete.

Our business and competitive position depend upon our ability to protect our proprietary technology, including any solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with

(i)	independently develop substantially equivalent proprietary information, products and techniques;
(ii)	otherwise gain access to our proprietary information; or
(iii)	design around our patents or other intellectual property.

our efforts to develop new technology for solar power products may not be broad enough to protect all of the potential uses of the technology.

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology in-licensed to us, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the related solar power products.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

If the effective term of our patents is decreased due to changes in patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of a patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the average time from filing of patent application to issuance of a patent there from is usually at least one year and, depending on the subject matter, may be more than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to re-file some of our patent applications to disclose additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

International intellectual property protection is particularly uncertain and costly, and we have not obtained or sought patent or trademark protection in many foreign countries where our solar power products and services may be developed, manufactured, marketed or sold. Intellectual property law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws. Moreover, we have not sought, obtained or maintained patent and trademark protection in many foreign countries in which our solar power products and services may be developed, manufactured, marketed or sold by us or by others.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Sharp Corporation, Mitsubishi, Solar World AG and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

We have attracted a highly skilled management team. If we were to lose the services of Sass Peress, our Chief Executive Officer, President and a director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

Our success will largely depend on the performance of our management and on the management of ICP.

We are currently dependent upon a limited number of employees and consultants. As such, our success will also depend on our ability to attract and retain highly skilled technical, research, management, regulatory compliance, sales and marketing personnel. Competition for such personnel is intense. The loss of the services of such personnel or the inability to attract and retain other key personnel could impair the development of our business, operating results and financial condition.

Extended business interruption at our manufacturing facilities could result in reduced sales.

We utilize highly flammable materials such as silane and methane in our manufacturing processes. We have significant experience in handling these materials and take precautions to handle and transport them in a safe manner. By utilizing these materials, we are subject to the risk of losses arising from explosions and fires. Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in market share decreases.

Our management team may not be able to successfully implement our business strategies.

If our management team is unable to execute on its business strategies, then our product development, the expansion of our manufacturing operations and distribution network and our sales and marketing activities would be materially and adversely affected. In connection with the planned expansion of our manufacturing capacity, we have undergone and anticipate undergoing further rapid growth in the scope of our operations and the number of our employees, which is likely to place a significant strain on our senior management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

  cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

  performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

  success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

  fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

  capital expenditures by customers that tend to decrease when the United States or global economy slows;

  continued deregulation of the electric power industry and broader energy industry; and

  availability of government subsidies and incentives.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments.

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution.” The result of this could reduce the value of your stock.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

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

Legal remedies, which may be available to an investor in "penny stocks,” are as follows:

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

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to the following legal proceedings:

1.

Investissement Québec vs. Technologies ICP Globales Inc. This action was instituted in Quebec by Investissement Québec for an amount of $280,323.00 representing the reimbursement of a subvention for the program Faire. Investissement alleges that Technologies Globales, our wholly owned subsidiary, has failed to fulfill its obligations for the hiring of 50 employees. ICP has plead that even if ICP has hired only 38 employees instead of the 50 it was supposed to hire, the wage bill for 38 employees surpasses the minimum wage bill for 50 employees under the agreement. ICP have made an offer of settlement of $50,000.00, which was refused. Investissement came back with a counter-offer of $160,000.00. The claim has not been settled.

2.

Robert Young vs. ICP Solar Technologies Inc. A former employee of ICP has instituted an action against ICP for an amount of $316,000.00 in connection with a wrongful dismissal claim. The claim has not been settled.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We completed the following sales of securities that were not registered pursuant to the Securities Act of 1933 (the "Securities Act"):

1.

In May, 2006, our board of directors approved an offering (the “Offering”) of up to 5,000,000 units at $1.00 per unit for gross proceeds of up to $5,000,000. Each unit consists of one share and one share purchase warrant entitling the holder to purchase one share of our common stock at a price of $1.00 per share during the period ending eighteen months from the date of the issuance. On July 11, 2006 we issued 2,500,000 units to 5 subscribers for gross proceeds of $2,500,000. Each purchaser represented to us that they were not a “US person” as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends were affixed to the stock certificate issued to each purchaser in accordance with Regulation S. No finder’s fees were paid in connection with the distribution.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits

3.1	Amended Articles of Incorporation.(2)

3.2	Bylaws, as amended.(7)

4.1	Form of Share Certificate.(1)

10.1	Term Sheet between FC Financial Services Inc. (“FC”) and the stockholders of ICP Solar Technologies Inc.(4)

10.2	Loan Agreement between FC and ICP Solar Technologies Inc.(4)

10.3	Share Pledge Agreement dated May 16, 2006 among FC, Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen.(4)

10.4	Limited Recourse Guarantee dated May 16, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC.(4)

10.5	Promissory Note dated May 16, 2006 of ICP Solar Technologies Inc. in favor of FC.(4)

10.6	Amendment 1 to Loan Agreement between FC and ICP Solar Technologies Inc dated July 4, 2006.(5)

10.7	Limited Recourse Guarantee dated July 4, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC.(5)

10.8	Promissory Note dated July 4, 2006 of ICP Solar Technologies Inc. in favor of FC.(5)

10.9	Form of 8% Convertible Note.(6)

10.10

Share Purchase Agreement dated September 29, 2006 among FC Financial Services Inc., ICP Solar Technologies Inc., Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, Orit Stolyar, and 1260491 Alberta Inc.(8)

10.11

Exchangeable Share Support Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, and Eastern Liquidity Partners.(8)

10.12

Exchange and Trust Voting Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, Joel Cohen, Arlene Ades, the Sass Peress Family Trust, the Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, and Orit Stolyar.(8)

10.13	Lease Agreement dated March 22, 2006 between 2631-1746 Quebec Inc. and ICP Global Technologies Inc.

10.14	Lease Agreement dated October 10, 2003 among Mardan (Norwich) Limited, ICP Solar Technologies UK Limited and ICP Global Technologies Inc.

10.15	Employment Agreement dated November 6, 2005 between ICP Global Technologies Inc. and Arlene Ades.

10.16	Consulting Agreement dated November 24, 2004 between ICP Solar Technologies Inc. and Michael Domenico.

Exhibit Number	Description of Exhibits

10.17	Consulting Agreement dated March 1, 2006 between ICP Solar Technologies Inc. and 6100864 Canada Inc.

10.18

Management Agreement dated May 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc and Management Agreement Addendum dated August 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc.

10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.

10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

Notes
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2006.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on July 17, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 5, 2006.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FC FINANCIAL SERVICES INC.

Date:	October 23, 2006	By:	/s/ Taras Chebountchak
TARAS CHEBOUNTCHAK
President, Treasurer, Chief Executive Officer and
Chief Financial Officer
Director
(Principal Executive Officer)
(Principal Accounting Officer)