Form 10QSB
period 2006-10-31
ICP Solar Technologies Inc.
filed 2006-12-22
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended October 31, 2006

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51790

ICP SOLAR TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	20-0643604
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7075 Place Robert-Joncas
Montreal, Quebec, Canada H4M 2Z2
7 (Address of principal executive offices)

(514 270-5770
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 22 , 2006, the Registrant had 29,000,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [ X ]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending January 31, 2007.

As used in this Quarterly Report, the terms “we,” “us,” "our,” the “Company” and “ICP” mean ICP Solar Technologies Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

2

ICP Solar Technologies Inc.
  (Formerly FC Financial Services Inc.)

October 31, 2006
(Expressed in U.S. Funds)

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Financial Statements
October 31, 2006
(Expressed in U.S. Funds)

Contents
Balance Sheet	F2 - F3
Statement of Shareholders' Equity	F4 - F5
Statement of Operations and Comprehensive Loss	F6
Statement of Cash Flows	F7
Notes	F8 - F12

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Balance Sheet
(Expressed in U.S. Funds)
	October 31,	January 31,
	2006	2006
	(Unaudited)

Assets

Current
Cash	$ 986,599	$ -
Accounts receivable	1,185,627	1,477,560
Income taxes recoverable	643,875	679,265
Inventories	2,119,059	1,651,574
Prepaid expenses	115,659	137,648
	5,050,819	3,946,047
Property and Equipment	614,119	931,022

	$ 5,664,938	$ 4,877,069

- F2 -

	October 31,	January 31,
	2006	2006
	(Unaudited)
Liabilities

Current

Bank indebtedness	$ -	$ 1,260,730
Accounts payable and accrued liabilities	741,317	1,915,148
Current portion of government grants payable	236,407	193,469
Current portion of obligation under capital leases	106,693	42,939
Loan payable, director	370,542	651,689
	1,454,959	4,063,975
Government Grant Payable	24,314	47,509
Obligation Under Capital Leases	125,497	42,939
Convertible Notes, less unamortized discount of $831,621	1,668,379	-
Redeemable Preferred Stock	-	2,681,667
Minority Interest	-	739,452
	3,273,149	7,575,542
Shareholders' Equity

Capital Stock	290	64

Additional Paid-In Capital	6,482,923	-

Other Comprehensive Loss	(768,377)	(707,601)

Accumulated Deficit	(3,323,047)	(1,990,936)
	2,391,789	(2,698,473)
	$ 5,664,938	$ 4,877,069

See accompanying notes

Approved on Behalf of the Board

- F3 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statement of Shareholders' Equity
(Expressed in U.S. Funds)
For the Nine-Month Period Ended October 31, 2006
(Unaudited)
			Additional	Cumulative Foreign		Total
	Common Stock		Paid-In	Currency Translation	Accumulated	Shareholders'
	Shares	Amounts	Capital	Adjustment	Deficit	Equity

Balance - January 31, 2006	100	$64	$-	$(707,601)	$(1,990,936)	$(2,698,473)
Recall and cancellation of issued Class "A" shares	(60)	(38)	-	-	-	(38)
Issue of Class "A" shares in exchange for Class "A" shares cancelled	6,000	38	-	-	-	38
Recall and cancellation of issued Class "B" shares	(40)	(26)	-	-	-	(26)
Issue of Class "A" shares in exchange for Class "B" shares cancelled	4,000	26	-	-	-	26
Class "A" shares subdivided on basis of 1,656.6968 for Class "A" shares	(10,000)	(64)	-	-	-	(64)
Issue of Class "A" shares	16,566,968	64	-	-	-	64
Class "E" shares exchanged for Class "A" shares	3,433,032	176,215	3,256,817	-	-	3,433,032
Net assets acquired	9,000,000	(175,989)	3,169,391	-	-	2,993,402
Issuance of 150,000 stock purchase warrants	-	-	56,715	-	-	56,715
Foreign currency translation adjustment for the period ended October 31, 2006	-	-	-	(60,776)	-	(60,776)
Net loss for the period - October 31, 2006	-	-	-	-	(1,332,111)	(1,332,111)
Balance - October 31, 2006	29,000,000	$290	$6,482,923	$(768,377)	$(3,323,047)	$2,391,789

- F4 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statement of Shareholders' Deficiency
(Expressed in U.S. Funds)
For the Nine-Month Period Ended October 31, 2005
(Unaudited)
			Additional	Cumulative Foreign		Total
	Common Stock		Paid-In	Currency Translation	Accumulated	Shareholders'
	Shares	Amounts	Capital	Adjustment	Deficit	Equity
Balance - January 31, 2005	100	$64	$-	$(360,850)	$(594,264)	$(955,050)

Foreign currency translation adjustment for the period ended October 31, 2005	-	-	-	(195,735)	-	(195,735)
Net loss for the period - October 31, 2005	-	-	-	-	(757,185)	(757,185)
Balance - October 31, 2005	100	$64	$-	$(556,585)	$(1,351,449)	$(1,907,970)

See accompanying notes

- F5 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)
	For the Three-Month Period		For the Nine Month Period
	Ended October 31,		Ended October 31,
	2006	2005	2006	2005

Net Sales	$1,731,171	$1,239,178	$6,574,371	$6,574,407
Cost of Sales	1,221,921	642,289	4,273,688	3,753,423
Gross Margin	509,250	596,889	2,300,683	2,820,984
Expenses
Selling, general and administrative	1,286,201	907,007	3,042,937	3,117,778
Amortization	80,196	97,761	223,448	292,923
Research and development	4,320	64,874	22,621	212,705
Foreign exchange (gain) loss	22,772	(129,561)	92,174	(39,599)
	1,393,489	940,081	3,381,180	3,583,807
Operating Loss	(884,239)	(343,192)	(1,080,497)	(762,823)
Interest expense	(59,318)	(45,408)	(225,626)	(122,422)
Accretion of discount on convertible notes	(25,988)	-	(25,988)	-
	(85,306)	(45,408)	(251,614)	(122,422)
Loss Before Income Taxes	(969,545)	(388,600)	(1,332,111)	(885,245)
Income taxes	-	(1,716)	-	(128,060)
Net Loss	(969,545)	(386,884)	(1,332,111)	(757,185)
Other Comprehensive Loss
Foreign currency translation adjustment	(32,351)	(149,884)	(60,776)	(195,735)
Comprehensive Loss	$(1,001,896)	$(536,768)	$(1,392,887)	$(952,920)

See accompanying notes

- F6 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

	For the Three-Month Period		For the Nine Month Period
	Ended October 31,		Ended October 31,
	2006	2005	2006	2005
Funds Provided (Used) -
Operating Activities
Net loss	$(969,545)	$(386,884)	$(1,332,111)	$(757,185)
Amortization	80,196	97,761	236,586	292,923
Write-down of capital assets	191	-	54,393	-
Foreign exchange loss (gain)	22,772	(129,561)	92,174	(39,599)
Consulting fee paid in warrants	56,715	-	56,715	-
	(809,671)	(418,684)	(892,243)	(503,861)
Changes in non-cash operating elements of working capital	(93,639)	441,387	(1,353,688)	852,636
	(903,310)	22,703	(2,245,931)	348,775
Financing Activities
Bank indebtedness	(1,181,884)	117,995	(1,260,730)	285,907
Long-term debt	-	(38,860)		(107,688)
Loan payable, director	(324,048)	171	(288,721)	12,741
Loan payable	3,464,524	-	4,964,524	-
Obligation under capital lease	168,613	(28,136)	144,286	(89,326)
Government grants payable	16,249	(16,554)	16,249	(126,152)
Transaction costs	(271,466)	-	(271,466)	-
	1,871,988	34,616	3,304,142	(24,518)
Investing Activities
Acquisition of net assets less cash acquired	67,285	-	67,285	-
Additions to property and equipment	(3,120)	(62,959)	(4,887)	(194,855)
Proceeds from sale of property and equipment	42,080	-	42,080	-
	106,245	(62,959)	104,478	(194,855)
Effect of Foreign Exchange on Cash Balances	(88,324)	5,640	(176,090)	(129,402)
Increase in Cash	986,599	-	986,599	-
Cash
Beginning of Period	-	-	-	-
End of Period	$986,599	$-	$986,599	$-

- F7 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in U.S. Funds)
(Unaudited)

1.     Basis of Presentation and Reorganization of the Corporation

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the year ended January 31, 2006 and 2005 except for those discussed in note 3 below. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended January 31, 2007. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2006 and 2005.

Reorganization of the Corporation

On September 29, 2006, ICP Solar entered into a share exchange agreement with ICP Solar Technologies Inc. (formerly FC Financial Services Inc.) ("FC Financial"), an inactive public shell company, for the acquisition by FC Financial of all the issued and outstanding shares of ICP Solar.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by ICP Solar for the net monetary assets of FC Financial accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded. Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, FC Financial are those of the legal acquiree, ICP Solar, which is considered to be the accounting acquirerer.

All of the ICP Solar shares, through a series of transactions, were exchanged for exchangeable shares of FC Financial's wholly-owned subsidiary (1260491 Alberta Inc.). The exchangeable shares are exchangeable for an equivalent number of common shares of FC Financial, common shares transferred simultaneously to a trustee as the exchangeable shares were issued. Until such time as the holders of the exchangeable shares wish to exchange their shares for FC Financial shares, the FC Financial shares are held in trust by a trustee on behalf of the exchangeable shareholders. The trustee shall be entitled to the voting rights in FC Financial as stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instructions of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held.

These financial statements reflect the accounts of the balance sheets, the results of operations and the cash flows of ICP Solar at their carrying amounts, since it is deemed to be the accounting acquirerer.

- F8 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in U.S. Funds)
(Unaudited)

1.     Basis of Presentation and Reorganization of the Corporation (Cont'd)

The results of operations, the cash flows and the assets and liabilities of FC Financial have been included in these consolidated financial statements since September 29, 2006, the acquisition date. Amounts reported for the periods prior to September 29, 2006 are those of ICP Solar.

The net assets of FC Financial acquired on September 29, 2006 is as follows:

Cash	$67,285
Accounts receivable	2,148
Prepaid expenses	70
Loan receivable	4,964,524
Property and equipment	4,887
Accounts payable and accrued liabilities	(131,655)
Convertible notes	(1,642,391)
Net Assets Acquired	$3,264,868

The transaction costs related to the above share exchange amounted to $271,466 and were charged to additional paid-in capital.

2.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $3,323,047 as at October 31, 2006 ($1,990,936 as at January 31, 2006). To date, these losses have been financed principally through long-term debt, debt from related parties and the share exchange transaction. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients. Management anticipates generating revenue through manufacturing and commercializing its products during the next year. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

- F9 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in U.S. Funds)
(Unaudited)

3.     Significant Accounting Policy

Share-Based Payments

The Company accounts for share-based payments in accordance with the provisions of FAS 123R "Share-based payments (Revised)" and accordingly recognizes in its financial statements share-based payments at their fair value.

4.     Redeemable Preferred Stock

The Company is authorized to issue an unlimited number of retractable shares without par value with the following attributes:

	October 31,	January 31,
	2006	2006

Class "D", non-voting shares, with the right to a non-cumulative dividend of 1/4 of 1% per month, redeemable and retractable at the amount paid thereon
Class "E", voting shares, with the right to a non-cumulative dividend paid thereon
Class "F", non-voting shares, with the right to a non-cumulative dividend of 1/4 of 1% per month, redeemable and retractable at the amount paid thereon
Class "G", non-voting shares, with the right to a non-cumulative dividend of 1/4 of 1% per month, redeemable and retractable at $1 per share
Issued -
Class "E" shares	$-	$2,681,667

On July 19, 2006, the Company acquired the remaining preferred shares in its Canadian subsidiary company in exchange for 842,201 Class "E" shares of the Company.

On July 26, 2006, all Class "E" shares were exchanged for 3,433,032 Class "A" shares.

- F10 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in U.S. Funds)
(Unaudited)

5.     Common Stock

In addition to the above shares, the Company is authorized to issue without limit as to number and without par value:

		October 31,	January 31,
		2006	2006

Authorized without limit as to number -
Class A, voting, participating shares
Class B, non-voting, participating shares
Class C, voting shares, with a right to a non-cumulative dividend of 1/4 of 1% per month, redeemable at the amount paid thereon

Issued -
29,000,000	Class A shares	$290	$38
NIL	(January 31, 2006 - 40) Class B shares	-	26

On July 19, 2006, 60 Class "A" shares were exchanged for 6,000 Class "A" shares. 40 Class "B" shares were exchanged for 4,000 Class "A" shares. Immediately thereafter, Class "A" shares were subdivided into additional Class "A" shares on the basis of 1,656.6968 Class "A" shares for each Class "A" share.

On September 29, 2006, ICP Solar completed a share exchange transaction with FC Financial in which it acquired net assets of $3,264,868.

- F11 -

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
October 31, 2006
(Expressed in U.S. Funds)
(Unaudited)

6.     Warrants

During the nine-month period ended October 31, 2006, FC Financial issued 150,000 stock purchase warrants exercisable into common shares at $1 per share which expire on October 3, 2008. The stock purchase warrants were issued in payment of a consulting fee. The stock purchase warrants were accounted for at their fair value of $56,715, as determined by the Black-Scholes valuation model, using the following assumptions:

Expected volatility	96%
Expected life	2 years
Risk-free interest rate	5.14%
Dividend yield	NIL

As at October 31, 2006, no stock purchase warrants were exercised.

7.     Subsequent Events

- F12 -

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

ICP Solar Technologies Inc. Summary Financial Information

The following information should be read in conjunction with the financial statements for the three and nine month periods ended October 31, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. On December 6, 2006, pursuant to a the filing of our form 14C, we changed our corporate name from FC Financial Services Inc . to ICP Solar Technologies Inc. Unless otherwise indicated or the context otherwise requires, the "Company" we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries including ICP Solar Technologies Inc. ("ICP"), our wholly owned Canadian subsidiary based in the province of Quebec, Canada.

Company Background

ICP is a company that was founded in 1988. Headquartered in Montreal, Canada, ICP operates in the solar energy industry. ICP manufactures, markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through its distribution channels in over 100 countries. ICP has a 20,000 square foot manufacturing facility in the United Kingdom, which produces amorphous silicon based solar cells that ICP integrates into various products.

Merger

On September 29, 2006, we directly and indirectly through our Canadian holding corporation, completed the acquisition of 100% of the issued and outstanding shares of ICP, a Canadian corporation based in the province of Quebec, Canada. Following completion of the acquisition, ICP continued its operations as a controlled subsidiary of ICP Solar Technologies Inc., formerly FC Financial Services Inc. (“FC” ) (the " ICP Acquisition").

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

Cash Requirements over the next Twelve Months

Our estimated expenditures over the next twelve months are as follows:

	Descriptions	Estimated Cost	Approximate
			Timeline
1.	Finalize the development of thin film amorphous solar	$500,000	6 Months
	cell technology
2.	Acquire additional distribution channels and secure the	$500,000	10 Months
	supply chain of our raw material
3.	Market and promote solar energy products to further	$150,000	12 Months
	penetrate ICP's existing client base, and expand our
	client base
4.	Develop online shopping website	$30,000	12 Months
	TOTAL	$1,180,000

The above timeline and costs are estimates only and do not take into account possible delays that may arise. If we experience any difficulties or delays during our plan of operation, it could take substantially longer and be more costly for us to design, market and sell the products as planned. In addition to the amounts described above, we anticipate that we will require an additional $150,000 to pay for the legal and accounting fees associated with meeting our ongoing reporting obligations under applicable US securities laws.

Since FC did not have any substantial assets or operations during the two fiscal years prior to the completion of the ICP Acquisition and of FC's $5,000,000 private placement completed as of July 11, 2006 as part of the conditions of closing of the ICP Acquisition, ICP is deemed to be the accounting acquirer of FC and the discussion of operations below relates to the operations of ICP. We also changed our fiscal year end from November 30 to January 31 which coincides with the year end of ICP. As such, we are filing the interim statements for the nine months ended October 31, 2006 as part of this 10QSB and will be filing our audited year end statements for the year ended January 31, 2007 within the time allotted by SEC regulation.

Results of Operations – nine month period ended October 31, 2006 compared to the nine month period ended October 31, 2005

	As at October 31,	As at January 31,
	2006	2006
	(Unaudited)	(Audited)
Balance Sheet Information
Total Assets	$5,664,938	$4,877,069
Current Liabilities	$1,454,959	$4,063,975
Total Stockholders' Equity (Deficit)	$2,391,789	$(2,698,473)
Statement of Operations and Statement of	For the nine months	For the nine months
Cash Flows Information	ended October 31, 2006	ended October 31, 2005
	(unaudited)	(unaudited)
Expenses	$3,381,180	$3,583,807
Net Sales	$6,574,371	$6,574,407
Net Loss for the Period	$(1,332,111)	($757,185)
Comprehensive Income (loss)	$(1,392,887)	$(952,920)
Cash Flows used in Operating Activities	$(2,245,931)	$(348,775)
Cash Flows used in Investing Activities	104,478	$(194,855)
Cash Flows used in Financing Activities	$3,304,142	$(24,518)

Revenue

ICP revenues from Solar energy products provided are $6,574,371 for the nine month period ended October 31, 2006 compared to $6,574,407 for the same period last year representing a decrease of $36. The lack of increase in revenue relates to loss of business from a major customer and reduction of revenue from existing customers. Management believes that we will realize increased sales revenues from both new and existing customer base for fiscal 2007.  We intend to commercialize our new solar roofing tile for which we hold a patent in Q4 of 2007, and as such we have recently signed a binding letter of intent with Tejas Solares of Spain fort he commercialization of our roofing tile. We have recently opened up an office in Spain to increase our market penetration there and in the rest of Europe.  We also intend to develop new products for the consumer goods sector of the solar industry to be sold under our Sunsei brand and Coleman brand for which hold a licensing agreement.

Cost of Sales

ICP cost of sales as at October 31, 2006 was $4,273,688 compared to $3,753,423 as at October 31, 2005 representing an increase of $520,265. ICP's margin as at October 31, 2006 was 35% compared to 43% as at October 31, 2005. The loss of a major customer and raw materials price increase contributed to lower margins. Management believes any raw material price increase will be offset by a general increase in selling price to customers as the solar market demand continues to outperform its supply availability.

Expenses

ICP Expenses decreased by $202,627 for the nine month period ended October 31, 2006 to $3,381,180 compared to October 31, 2005 $3,583,807. The decrease is attributable to the closing in 2005 of our manufacturing facility in Montreal and the reduction of employees in Montreal from 55 to 14.

Net Loss

ICP recorded a net loss of $1.332,111 for the nine month period ended October 31, 2006 compared to a net loss of $757,185 for the same period ended October 31, 2005. The increase in net loss was primarily due to a reduction in inventory as management has taken a write down from discontinued product lines. Management believes that we will continue to operate at a net loss until such time as we can complete our business development efforts and begin to realize increased sales revenues by 2007.

Liquidity and Capital Resources

At October 31, 2006, ICP had accounts receivable of $1,185,627, income taxes recoverable of $643,875 and inventories of $2,119,059. At January 31, 2006, ICP had bank indebtedness of $1,260,730, accounts payable and accrued liabilities of $1,915,148. ICP also had a non-interest bearing loan payable to director for $651,689 and government grants payable of $240,978 and capital lease payable of $85,878. ICP's current portion of the government grants was and capital lease payable of $42,939.

ICP Credit Facilities

ICP has the following credit facilities: (i) A UK credit facility allowing for an operating line of credit of 161,000 (90,000 GBP); and (ii) a Canadian credit facility in the amount of $1,760,000 which requires ICP's Canadian subsidiary to comply with certain financial covenants. As at October 31, 2006, the Canadian subsidiary was not in compliance therewith.  We have since renegotiated new terms for our line of credit and we are presently in compliance with all financial covenants. As well management believes that we will be able to continue to comply with these financial covenants in the future,

Financing Requirements

Currently, we have sufficient financial resources to complete our plan of operation for the next twelve months. ICP was founded in 1988 and has posted profits since inception, except for the last two fiscal years due to the entrance on the market of products from Asia and from the acquisition and integration of its manufacturing facility. At October 31, 2006, ICP had total assets of $5,664,938 and shareholders' equity of $2,391,789. ICP has an accumulated deficit of $3,323,047 as at October 31, 2006 and $1,990,936 for the year ended January 31, 2006. To date these losses and cash flow deficiencies have been financed principally through the recent acquisition of ICP by FC and the related private placement, long term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for ICP to continue in existence until attaining profitable operations.

Our management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients. Management anticipates generating revenue through manufacturing and commercializing its products during the year. We have commenced the process of raising additional capital. Should we be unable to continue as a going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due. We have also recently restructured internally to eliminate some excess operating costs. Our ability to complete our plan of operation is dependent upon our ability to obtain substantial financing in the near future.

Any financing that we obtain is expected to be in the form of sales of our equity securities as sufficient debt financing is not expected to be available to us at this stage of our development. If we are successful in completing any equity financings, of which there is no assurance, our existing shareholders will experience a dilution of their interest in our company. If we are not successful in raising sufficient financing, we will not be able to complete our current plan of operation. We do not have any specific alternatives to our current plan of operation and have not planned for any such contingency. If we are not successful in raising sufficient financing, our business may fail and our shareholders may lose all or part of their investment.

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

Reverse Acquisition Accounting

Under generally accepted accounting principles, the acquisition of ICP has been accounted for as a reverse acquisition and ICP has been treated as the acquiring entity for accounting and financial reporting purposes. As such, our consolidated financial statements will be presented as a continuation of the operations of ICP and not FC. The operations of FC will be included in the consolidated statement of operations from the effective date of the acquisition, September 29, 2006.

Revenue Recognition

We recognize revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer. Our price to customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates. Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition. There are no further obligations on the part of the Company subsequent to revenue recognition except for product warranty and returns from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns of products to be returned by its customers and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

Product Warranty

The Company's current product warranty includes a ten year, up to a lifetime warranty period for defects in material, workmanship and power performance. Accruals for product warranties are recorded at the time of shipment of products to customers. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its product warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual historical experience.

Valuation of Inventories

Raw materials are valued at the lower of cost and replacement cost. Finished goods are valued at the lower of cost and net realizable value. Cost is determined on an average cost base.

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value. It is not practical to determine the fair value of the amounts due from related parties due to their related party nature and the absence of a market for such instruments.

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

We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. We currently do not have any financing arrangements in place and there is no assurance that we will be able to acquire sufficient financing on terms acceptable to us or at all. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment

We have a history of losses, expect to incur substantial further losses and may not reachieve or maintain profitability in the future, which may decrease the market value of our stock.

We were founded in 1988 and although we were profitable in the past, we have incurred significant losses in the last several years including a net loss of $184,884 for the nine months ended October 31, 2006. As a result of ongoing operating losses, we had an accumulated deficit of $279,590 as of October 31, 2006. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

  develop our distribution network;
  continue to research and develop our products and manufacturing technologies;
  implement internal systems and infrastructure in conjunction with our growth; and
  hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these expenses. Potential investors should consider the potential for future success in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we operate These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. There is no history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

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

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.13	Lease Agreement dated March 22, 2006 between 2631-1746 Quebec Inc. and ICP Global Technologies Inc.(10)

10.14	Lease Agreement dated October 10, 2003 among Mardan (Norwich) Limited, ICP Solar Technologies UK Limited and ICP Global Technologies Inc.(10)

10.15	Employment Agreement dated November 6, 2005 between ICP Global Technologies Inc. and Arlene Ades.(10)

10.16	Consulting Agreement dated November 24, 2004 between ICP Solar Technologies Inc. and Michael Domenico.(10)

Exhibit Number	Description of Exhibits

10.17	Consulting Agreement dated March 1, 2006 between ICP Solar Technologies Inc. and 6100864 Canada Inc.(10)

10.18

Management Agreement dated May 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc and Management Agreement Addendum dated August 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc.(10)

10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.(10)

10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005(10)

10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares .(9)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2006.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on July 17, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 5, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 20, 2006
(10)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10QSB filed on October 23, 2006

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICP SOLAR TECHNOLOGIES INC.

		By:	/s/ Sass Peress
SASS PERESS
Date:	December 22, 2006		President, Chief Executive Officer, Director ,(Principal Executive Officer)

		By:	/s/ Joel Cohen
JOEL COHEN
Chief Financial Officer ,Director
(Principal Accounting Officer)