Form 10KSB/A
period 2005-11-30
ICP Solar Technologies Inc.
filed 2007-01-16
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE YEAR ENDED November 30, 2005

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-113509

ICP SOLAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-0643604
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7075 Place Robert-Joncas
Montreal, Quebec, Canada H4M 2Z2
(Address of principal executive offices)

(514) 270-5770
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

This Form 10-KSB/A is being filed to amend the FC Financial Services Inc., now known as ICP Solar Technologies Inc., (the "Company") Annual Report on Form 10-KSB for the year ended November 30, 2005. The amendment arose out of a letter of comment dated December 11, 2006 received from the staff of the Securities and Exchange Commission.

Generally, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB except as required to meet the staff's comments. This Form 10-KSB/A does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-KSB with the Securities and Exchange Commission on February 7, 2006. The following items have been amended as a result of the restatement:

Item 7. Financial Statements, on page 18.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K, on page 36.

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

/s/ "Manning Elliott LLP"

CHARTERED ACCOUNTANTS
Vancouver, Canada
January 20, 2006

CHAVEZ & KOCH	DAVID CHAVEZ, CPA
DChavez@chavezandkoch.com
BUSINESS CONSULTANTS	TIM KOCH, CPA
TKoch@chavezandkoch.com
CERTIFIED PUBLIC ACCOUNTANTS	MICHAEL J. MEHR, CPA
Mmehr@chavezandkoch.com
KIRK D. KAPLAN
Kkaplan@chavezandkoch.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
FC Financial Services, Inc.

We have audited the accompanying balance sheets of FC Financial Services, Inc. as of November 30, 2004 and 2003, and the related statements of operations and cash flows for the year ended November 30, 2004 and for the period November 19, 2003 (date of inception) to November 30, 2003 and from November 19, 2003 (date of inception) to November 30, 2004, and the statement of changes in stockholders' equity (deficit) as of November 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2004 and 2003, and the results of its operations and its cash flows for the year ended November 30, 2004 and for the period November 19, 2003 (date of inception) to November 30, 2003 and from November 19, 2003 (date of inception) to November 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As disclosed in Note 7 to these financial statements, the Company has had limited operations and has not established a long-term source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regards to this issue is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chavez & Koch, CPA's
Chavez & Koch, CPA's

January 10, 2005
Henderson, Nevada

SAN DIEGO	HENDERSON - MAIN OFFICE		LAS VEGAS - APPOINTMENT ONLY
4370 LA JOLLA DRIVE, SUITE 400	2920 NORTH GREEN VALLEY PARKWAY, BLDG. 8, SUITE 821		6644 W. SAHARA AVENUE, SUITE 200
SAN DIEGO, CALIFORNIA 92122	HENDERSON, NEVADA 89014		LAS VEGAS, NEVADA 89146
TEL: 858,784.0050	TEL: 702.433.7075	FAX: 702.451.2863	TEL: 702.433.7075	FAX: 702.451.2863

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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, " Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3" . SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company' s results of operations or financial position.

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

PART IV

ITEM 13.     EXHIBITS

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-113509 on March 11, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.
3.2	Bylaws.
4.1	Specimen Stock Certificate.
5.1	Opinion of Conrad C. Lysiak, Esq. regarding the legality of the Securities being registered.
23.2	Consent of Conrad C. Lysiak, Esq.
99.1	Subscription Agreement.

The following documents are included herein:

Exhibit No.	Document Description

14.1*	Code of Ethics.
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 905 of the Sarbanes Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer, pursuant to Section 905 of the Sarbanes Oxley Act of 2002.
99.1*	Audit Committee Charter.
99.2*	Disclosure Committee Charter.

*Previously filed as an exhibit to the Registrant's Annual Report on

Form 10-KSB, filed with the Securities and Exchange Commission on February 7, 2006.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of January, 2007.

ICP SOLAR TECHNOLOGIES INC.

BY:	/s/ Sass Peress
Sass Peress, President, Chief Executive Officer, Director (Principal Executive Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sass Peress	President, Chief Executive Officer, Director (Principal Executive Officer)	January 15, 2007
Sass Peress

/s/ Leon Assayag	Chief Financial Officer (Principal Accounting Officer)	January 15, 2007
Leon Assayag