Form 10KSB
period 2007-01-31
ICP Solar Technologies Inc.
filed 2007-05-01
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED January 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-51790

ICP SOLAR TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	20-0643604
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

7075 Place Robert-Joncas
Montreal, Quebec, Canada H4M 2Z2
(Address of principal executive offices)

(514) 270-5770
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [ ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]       No [X   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately  $21,420,000 based on the average closing bid and ask price of $2.38 for the common stock at 1:00 PM on May 1, 2007.

Number of shares outstanding of the registrant's class of common stock, as of May 1, 2007 was 29,000,000.

The Company recorded revenues of $7,603,225 for its most recent fiscal year ended January 31, 2007.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, contained in this Annual Report constitute forward-looking statements. In some cases you can identify forward-looking statements by terms such as "may," "intend," "might," "will," "should," "could," "would," "expect," "believe," "estimate," "anticipate," "predict," "project," "potential," or the negative of these terms and similar expressions intended to identify forward-looking statements.

      Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Annual Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this prospectus, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading "Description of Business and Risk Factors" under Item 1, as well as the following:

●

Our ability to generate enough positive cash flow to pay our creditors;

●

Our dependence on key personnel;

●

Our need to attract and retain technical and managerial personnel;

●

Our ability to execute our business strategy;

●

Competition with established leaders in the solar energy industry;

●

Our ability to protect our intellectual property and proprietary technologies;

●

Costs associated with potential intellectual infringement claims asserted by a third party;

●

Our exposure to product liability claims resulting from the use of our products;

●

General economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

●

Our exposure to unanticipated and uncontrollable business interruptions;

●

Pricing and product actions taken by our competitors;

●

Financial conditions of our customers;

●

Customers' perception of our financial condition relative to that of our competitors;

●

Reliance upon suppliers and risks of production disruptions and supply and capacity constraints;

●

Our dependence on our marketing partners;

●

Costs of raw materials and energy;

●

Unforeseen liabilities arising from litigation;

●

Our ability to successfully complete the integration of any future acquisitions;

●

Our exposure to undisclosed liabilities of the public shell corporation;

●

Our ability to project the market for our products based upon estimates and assumptions; and

●

Our ability to obtain approvals needed to market our products.

PART I

ITEM 1. DESCRIPTION OF OUR BUSINESS AND RISK FACTORS

 Our Business

On September 29, 2006, ICP Solar Technologies Inc, formerly FC Financial Services Inc. ("ICP Solar"), a Nevada corporation, directly and indirectly through its Canadian wholly owned subsidiary, completed the acquisition of 100% of the issued and outstanding shares of ICP Solar Technologies Inc., a Canadian corporation ("ICP"). ICP, organized in 1988, has continued its operations as a subsidiary of ICP Solar (the "ICP Acquisition"). In this Annual Report, unless otherwise indicated or the context requires, the “Company”, “we”, “us” and “our” refer to ICP Solar and its subsidiaries including ICP.

We are headquartered in Montreal, Canada and we operate in the solar energy industry. We manufacture, market, and sell solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through our distribution channels in over 100 countries. Our products include: SunseiTM 12V solar chargers (from 135mAmps to 8Amp sizes, Charge Controllers, Mounting and Expansion Kits, Coleman solar chargers from 100mAmps to 3.6Amps, 4A Charge Controller),Cut Solar Cells (from 54mm to 600mm in size VW Solar Charger, Winnebago Solar Charger for RV Roof), and Solar Slate (in development).

We have a 20,000 square foot manufacturing facility in the United Kingdom, which produces amorphous silicon based solar cells that we integrate into various products. We operate our business through wholly owned subsidiaries of ICP: ICP Technologies (UK) Ltd. (Wales) and ICP Global Technologies Inc. (Canada).

We were incorporated in the State of Nevada on November 19, 2003. Prior to completing the acquisition of ICP, we were in the business of providing indirect financing of installment contracts for automobile purchases and leases. Our business model involved automobile dealers making arrangements with us to finance the purchase or lease of a vehicle. On September 29, 2006 we acquired through our wholly owned subsidiary all of the issued and outstanding shares of ICP. In order to focus our resources on developing ICP's technology and business, we no longer are proceeding with automobile financing business activities.

MARKET AND PRODUCTS

ICP operates in the following three main market verticals:

1. Consumer Goods,

2. Original Equipment Manufacturers ("OEM"), and

3. Integrated Building Materials.

The following is a list of ICP's current products on the market or in development:

-      SunseiTM 12V solar chargers (from 135mAmps to 8Amp sizes, Charge Controllers, Mounting and Expansion Kits, Coleman solar chargers from 100mAmps to 3.6Amps, 4A Charge Controller)

-      Cut Solar Cells (from 54mm to 600mm in size VW Solar Charger, Winnebago Solar Charger for RV Roof)

-      Solar Slate (in development).

Consumer Goods

The consumer goods market makes up approximately 10% of the solar panel industry. The consumer goods market is comprised of larger retail chain stores and specialty stores. ICP sells its integrated solar energy systems and other solar products under two main brands: SunseiTM its proprietary brand and Coleman®, (for which it is the holder of a license), to the consumer goods market. SunseiTM is positioned as our premium brand and Coleman® is ICP's value brand line.

ICP's products under the Coleman® brand are distributed to large retail chains such as Costco, Wal-Mart, Target, Sam's Club, and LeRoy Merlin. ICP believes that consumers in the large retail chain space are cost conscious purchasers who also look for quality products. ICP plans to continue to develop this segment through additional retail chains, but there can be no assurances that ICP will be able to sign on additional retail chains.

ICP sells its SunseiTM brand to specialty retailers in the marine market or battery market such as West Marine and Battery Alliance. ICP's current product line is composed of turn key portable panel systems used for camping, yachting, battery recharging and other portable use.

ICP's online market is composed of its own online shopping website at www.solarchargers.com and other third party online shopping websites. The third party online shopping websites include Amazon.com, Samsclub.com, Costco.com, Westmarine.com and HomeDepot.com.

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

Our new patented technology for a thin film amorphous solar cell can be seamlessly integrated into roofing lines for homes, buildings and other structures. Unlike standard poly-crystalline solar cell based panels that can interfere with the esthetics of a roof line, the thin film integrated tiles seamlessly integrates into roofing lines. Although the required panel area per kilowatt of electricity generated for amorphous panels is twice that of poly-silicon panels, the overall costs of power generation for amorphous based systems is less than that of poly-silicon based systems. Amorphous solar cells can generate more power on a watt for watt basis than traditional solar cells and utilize only 5% of the raw material used to make traditional poly-silicon cells. We believe that these panels can be sold to both the grid connected and off grid sectors of the market.

Our amorphous solar tiles are expected to be available on the market within the next nine to twelve months, pending final development and certification. However, there can be no assurances that the final development will be successful or that we will be able to commercialize the amorphous solar tiles at a profit, if at all.

Business Strategy

We plan to expand our client base with large retail chains and specialty retailers in addition to further penetrating our existing clients. We intend to work closely with our sales agents as part of our overall sales growth strategy. We also plan to utilize the Internet for marketing and sales of our products.

As an immediate short-term strategy, we expect to finalize the thin film roof tile technology and to engage in full scale commercialization within the next twelve months. Our strategy is to gain market share by positioning the final product through the OEM channel with global installer partners for a variety of applications. At the present time, we have identified potential marketing partners for the thin film roof tile technology and, although there can be no assurances, we expect strong demand upon commercialization. We intend to continue to market our existing products to the rural areas of developing countries. ICP has a history of installing panels in such countries as Kenya and we expect to expand our presence in the rural sectors in South America, Africa and Asia. We plan to continue to reduce our costs with respect to our products by improving efficiency and innovating new technologies.

Solar Energy Industry

The electric power industry is one of the world's largest industries. With the recent deregulation, the advent of economic, environmental and national security issues, and technological advances, new opportunities exist for new entrants into the electric power industry. As electric power has become vital component of the world's economy as a result of the increasing dependence on electricity-reliant technology, reliable electricity has become critical to economic growth.

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

As a result of these challenges, we believe that future demand for electricity will not be met through traditional fossil fuel-based technologies alone. The solar panel industry is a growing market and the use of solar energy has been around for more than 100 years, but only in the past few decades, increased efficiency as a result of new technologies is making solar energy a more viable alternative to nonrenewable energy sources. Solar energy provides the following advantages over the traditional solutions:

-       Modularity and scalability. Solar power products can be deployed in various sizes and configurations and can be installed almost anywhere;

-       Reliability. With no need for moving parts and fuel supply, solar power systems reliably provide power to many demanding applications;

-       Dual use. Solar modules are able to serve as both a power generator and the skin of the building; and

-       Environment friendly. Solar power systems consume no fuel and produce no air, water or noise emissions.

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

Governments around the world have launched incentive programs to reward solar power users. For instance, the Japanese government has spent hundreds of millions of dollars in subsidies to encourage citizens to install solar energy systems in their homes. Germany has implemented a program whereby it purchases a solar energy derived kilowatt hour for up to $0.55 daily. Italy and Spain have set up a similar program. In the US, last year's energy bill included subsidies for the use of solar energy, and many states have started to implement subsidy programs such as California which has recently rolled out an aggressive $2.9 billion subsidy plan over the next 10 years.

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

Intellectual Property and Patent Protection

We plan to aggressively continue to protect our intellectual property and technology by applying for patent protection in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities.

We also rely on trade secrets, common law trademark rights and trademark registrations and intend to protect our intellectual property through non-disclosure agreements, license agreements and appropriate restrictions and controls on the distribution of information.

At present, ICP has the following registered trademarks and designs:

Trademarks and Trade Names
ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Trade name (T)
Design (D)
	14	CDN	T	1,202,612	ICP SOLAR Technologies & Design
61	15	US	T	78/346,970	ICP SOLAR TECHNOLOGIES & Design (black & white)
	15	US	T	78/346,970	ICP SOLAR TECHNOLOGIES & Design
	16	CDN	T	1,229,656	ISUN
	17	CDN	T	TMA622,453	ICP GLOBAL TECHNOLOGIES & Design
	18	CDN	T	TMA628,201	LET OUR POWER GIVE YOU FREEDOM
	19	CDN	T	1,242,623	ATF
	20	AU	T	983.622	ICP Solar Technologies & Design
73	N/A	US	TM	78/109,115	PERPETUAL POWER PACK

85	N/A	US	TM	78/377,570	SUNSAVER
60	N/A	US	TM	76/467,624	ICP GLOBAL TECHNOLOGIES & Design
62	N/A	US	TM	78/346,960	ICP SOLAR TECHNOLOGIES & Design
(color)

38	N/A	US	TM		SOLARVENT
53	N/A	US	TM	78/346,476	BATTERYSAVER SE
54	N/A	US	TM	78/331,020	AUTOVENT
56	N/A	US	TM	76/484,235	BATTERYSAVER FLEX
57	N/A	US	TM	78/359,160	BATTERYSAVER PLUS

ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Trade name
(T)
Design (D)
64	N/A	US	TM	76/448,811	TRACTORSAVER
55	N/A	US	TM	78/109,085	BATTPAK
(Now 2,839,191)
66	N/A	US	TM	76/039,122	SolarPRO plug'n'play (stylized)
(Now 2,709,752)
67	N/A	US	TM	76/140,194	iSUN (Stylized)
(Now 2,606,788)
68	N/A	US	TM	76/140,193	LET OUR POWER GIVE YOU FREEDOM
				(Now 2,575,542)	(Stylized)
70	N/A	US	TM	76/255,870	POCKETPV
(Now 2,626,915)
63	N/A	US	TM	78/147,527	THE MOST VERSATILE BATTERY
				(Now 2,835,615)	CHARGER IN THE UNIVERSE
65	N/A	US	TM	76/255,869	SOLAR BOOSTER
(Now 2,634,557)

ICP#	NOP#	Country	Type	App. No.	Title
			Patent (P)
			TM (TM) or
			Trade name
			(T)
			Design (D)
	N/A	US	TM	78/109,102	3P
48	N/A	CA	TM	1,131,153	PERPETUAL POWER PACK
27	N/A	CA	TM	1,165,738	BATTERYSAVER FLEX
28	N/A	CA	TM	1,202,856	BATTERYSAVER PLUS
29	N/A	CA	TM	1,202,403	BATTERYSAVER SE
32	N/A	CA	TM	1,156,885	ICP GLOBAL TECHNOLOGIES & Design
33	N/A	CA	TM	1,202,346	ICP SOLAR TECHNOLOGIES & Design (B
					& W)
34	N/A	CA	TM	1,202,612	ICP SOLAR TECHNOLOGIES & Design
					(color)
35	N/A	CA	TM	1,081,632	LET OUR POWER GIVE YOU FREEDOM
36	N/A	CA	TM	1,136,105	POCKETPV
					-

ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Trade name
(T)
Design (D)
40	N/A	CA	TM	537,063 /	FIRST CHOICE-PREMIER CHOIX
TMA315,973

41	N/A	CA	TM	1,076,749 /	iSUN & Design
TMA569,033

42	N/A	CA	TM	1,147,986 /	THE MOST VERSATILE BATTERY
				TMA601,092	CHARGER IN THE UNIVERSE
43	N/A	CA	TM	716,424 /	NEVERMISS
TMA435,293
44	N/A	CA	TM	712,850 /	SHIATSU
TMA427,521
45	N/A	CA	TM	1,136,102 /	SOLAR BOOSTER
TMA590,567
46	N/A	CA	TM	1,081,631 /	SolarPRO plug'n'play
TMA589,526
47	N/A	CA	TM	1,121,392 /	SOLARPAQ
TMA591,037
78	N/A	CA	TM	1,131,151 /	BATTPAK
TMA573,818
	N/A	CA	TM	TMA602,574	3P
	N/A	US	TM	2,839,171	BATTPAK
	N/A	US	TM	2,137,576	NEVERMISS

ICP#	NOP#	Country	Type	App. No.	Title
			Patent (P)
			TM (TM) or
			Trade name
			(T)
			Design (D)
79	N/A	UK	TM	2,313,930	iSUN & Design -
	N/A	UK	TM	1,271,719	SOLARVENT
	N/A	CDN	T	1809540	The Solar Company – Figurative Mark

Designs
ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Trade name
(T)
Design (D)
3	N/A	US	D	29/ 165,690
(now D476,950)
4	N/A	CA	D	101002	BRIEFCASE SOLAR POWER GENERATOR
5	N/A	US	D	29/165,689	BRIEFCASE SOLAR POWER GENERATOR
(Now D479,191)

ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Trade name
(T)
Design (D)
6	N/A	US	D	29/165,688	DETACHABLE SOLAR PANEL
(Now D487,884)
9	N/A	CA	D	96064	SOLAR PANEL
16	N/A	US	D	29/062,623 (Now	SOLAR POWERED BATTERY TRICKLE
				D395,279)	CHARGER
	N/A	US	D	29/176,029	Packaging for a solar panel
	N/A	US	D	29/127402	Floating Solar-Powered Fountain
	N/A	UK	D	2090089	Floating Solar-Powered Fountain
	23	CDN	D	TBD	Solar Grip

Patents
ICP#	NOP#	Country	Type	App. No.	Title	Firm [i]	ICP Status Note	Status Note (NOP)
P . Patent
T .. TM
D ..Design
	2	CDN	P	2,471,420	Modular Cable	NOP	Filed June 17,
					System for		2004 – U.S.
					Solar Power		Ref (file 011 –
					Sources		10/710,077)
Awaiting ref
from LPG

ICP #	NOP #	Country	Type	App. No.	Title	Firm [i]	ICP Status Note	Status Note (NOP)
P . Patent
T. TM
D. Design
11	3	US	P	10 /	Modular Cable	NOP	U.S. Utility	POA pending.
				710,077	System for		Patent	Certificate
					Solar Power		Application	required 37 CFR
					Sources			3.73(b) not been
received.
							Serial No.:	Old assignment
							10/710,077	was sent for
							Filed: June 17,	record. Not yet
							2004	recorded in
USPTO.
Based on U.S.
Application
No:
60/479,050
Filed:
6/17/2003
	4	CDN	P	2,472,548	Solar Panel	NOP		Abandoned. Out
					Having Visual			standing OA.
					Indicator			Response is
required.
(Absolute Due on
July 4, 2006)
	5	US	P	10 /	Modular Cable	NOP		POA pending.
				895,956	System for			Certificate
					Solar Powered			required 37 CFR
					Sources			3.73(b) not been
received.
OA issued on
March 3, 2006,
due in 6 months.

	6	PCT	P		Solar Panel	NOP		Corresponding US
					having Visual			filing exists.
					Indicator			30 months expired.
86	7	US	P	10/	Solar Powered	NOP	Filed	POA pending (?).
				985,870	Ventilator
(based on
60/578,55
5)
13	8	US	P	10/	Support	NOP	Pending	POA pending (?)
				985,871	Structure for
				(based on	Mounting a		Foreign
				60/489,08	Solar Panel		Application
				5)			Deadline
Claiming
priority is July
22, 2004
	9	US	P	10/	Support	NOP		POA pending (?)

ICP	NOP	Country	Type	App. No.	Title	Firm	ICP Status Note	Status Note (NOP)
#	#		P . Patent			[i]
T .. TM
D ..Design
				896/755	Structure for
Mounting a
Solar Panel
	10	PCT	P	PCT/CA/	Support	NOP		30 months
				2004/001	Structure for			expired.
				64	Mounting a			Corresponding US
					Solar Panel			filing exists.
	11	CDN	P	2,480,366	Photovoltaic	NOP		Abandoned.
					Building			Reinstatement due
					Elements			Dec 6, 2006.
	12	US	P	11/	Solar Powered	NOP		Failed to file
				298,663	Battery Charger			missing part
					with Voltage			(executed
					Regulation			declaration) by
					Circuit			March 25, 2006
					Apparatus			Extension up to 5
months (August
25, 2006)
	13	US	P		Hybrid Portable	NOP		Cancelled
Solar Charger

14	21	UK	P	0218104.8	PHOTOVOLT	NOP	Patent granted
					AIC		to the
					BUILDING		proprietor(s)
					ELEMENTS		for an invention
entitled
"Photovoltaic
building
elements
disclosed in an
application
filed 3 August
2002. Dated
January 11, 2006

			0516437.1	PHOTOVOLT	NOP	Divisional. OAR
				AIC		filed on March 2,
				BUILDING		2006. No
				ELEMENTS		immediate action
required.
22	CDN	P	2,500,451		NOP	Assignment filed
on March 13,
2006
No immediate
action required.
	US	P	TBD		NOP	Corresponding
filing in US, based
on Cdn Pat. App
No. 2,500,451.

ICP #	NOP #	Country	Type	App. No.	Title	Firm [i]	ICP Status Note	Status Note (NOP)
			P . Patent
			T .. TM
			D ..Design
1	N/A	CA	P	2,409,465	MODULAR		Main Fee due
					SOLAR		Oct 25/04
					BATTERY		$50.00
					CHARGER		Awaiting
							registration
2	N/A	US	P	07	SOLAR		Issued
				/202,351	POWERED		Maint Fees
				(now	VENTILATOR		Paid – patent
				issued No.			expires June 3,
				4,899,645)			2008
7	N/A	US	P	09/987,93	MODULAR	7	Issued – Nov
				6 (Now	SOLAR		18, 2003
				6,650,085)	BATTERY		(Main Fee Nov
					CHARGER		20, 2006)
12	N/A	US	P	60/489,084	SOLAR	4	Pending
					PANEL		Foreign
					HAVING		application
					VISUAL		deadline
					INDICATOR		claiming
							priority is July
							22, 2004
87	N/A	US	P	60/532,796	MODULAR	8	Filed
					FLEXIBLE		Provisional
					SOLAR CELL		Application
					SYSTEM		Filed on Dec 24
					INEGRATABLE		03 (1 year
					TO TEXTILE		deadline to file
							application)
	N/A	US	P	60/447,654	Packaging for a	4	Pending
					solar panel
	N/A	EP	P	90304178.8	Photovoltaic
					Charge Storage
					Device
	N/A	UK	P	0001533.9	Solar Fountain
	N/A	UK	P	0001532.1	Free Floating
					Solar Light
		N/A	P	4, 899,645	Solar Powered
					Ventilator

Government Regulation

The Company uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials.

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

Research and Development

We intend to continue the development of our cut solar cells for the garden lighting market and we are also continuing development of new configurations for our solar roof tile.

Environmental Regulatory Compliance

We believe that we are fully compliant with environmental regulations of both our facilities, located in Montreal, Quebec and the United Kingdom, respectively.

Employees

As of January 31, 2007, other than our executive officers and directors, we had 46 employees.

RISK FACTORS

Risks Related to Our Business

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

ICP was founded in 1988. Headquartered in Montreal, Canada, ICP operates in the solar energy industry. ICP manufactures, markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through its distribution channels in over 100 countries. ICP has a 20,000 square foot manufacturing facility in the United Kingdom, which produces amorphous silicon based solar cells that ICP integrates into various products. Since inception, we have incurred significant net losses, including a net loss of $ 2,626,565 for the year ended January 31, 2007. As a result of ongoing operating losses, we had an accumulated deficit of $ 4,617,501 as of January 31, 2007. We expect to incur substantial losses for the foreseeable future, and we may never become profitable. We do not know whether our revenues will grow at all or even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

-     expand our operations, whether domestically or internationally;

-     develop our distribution network;

-     continue to research and develop our products and manufacturing technologies;

-     implement internal systems and infrastructure in conjunction with our growth; and

-     hire additional personnel.

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

Certain of the capital equipment used in the manufacture of our Solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. Consequently, any damage to or break down of our manufacturing equipment at a time we are manufacturing commercial quantities of our products may have a material adverse impact on our business. For example, a supplier's failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

We may fail to successfully bring to market our new Solar power products under development, which may prevent us from achieving increased sales and market share.

Although ICP has been selling its Solar power products since 1988, we expect to derive a substantial portion of our revenues from sales of our new Solar power products that are under development and not yet commercially available. If we fail to successfully develop our new Solar power products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and allow us to become profitable.

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

The Solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our Solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce Solar power products, including BP Solar, Kyocera Corporation, Sharp Corporation, Mitsubishi, Solar World AG and Sanyo Corporation. We also expect that future competition will include new entrants to the Solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new Solar power technologies. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors' greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential resellers and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

We have attracted a highly skilled management team. If we were to lose the services of our executive officers and key employees, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

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

Risks Related to Our Intellectual Property

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

  we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party's intellectual property rights, which may not be available to us, whether on reasonable terms or at all; and

  the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

We own 7 registered patents and 8 patents pending, and 17 registered trademarks and 21 trademarks pending.

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

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties' intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a Solar power product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

Our business and competitive position depend upon our ability to protect our proprietary technology, including any Solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our efforts to develop new technology for Solar power products may not be broad enough to protect all of the potential uses of the technology.

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

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

  independently develop substantially equivalent proprietary information, products and techniques;

  otherwise gain access to our proprietary information; or

  design around our patents or other intellectual property.

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

If the effective term of our patents is decreased due to changes in patent laws or if we need to re-file some of our patent applications, the value of our patent portfolio and the revenues we derive from it may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of a patent's issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent's protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the average time from filing of patent application to issuance of a patent there from is usually at least one year and, depending on the subject matter, may be more than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to re-file some of our patent applications to disclose additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

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

Risks Related to Our Securities

We may conduct further offerings in the future in which case your shareholdings will be diluted.

Since our inception, we have relied on such equity sales of our common stock to fund our operations. We may conduct further equity offerings in the future to finance our current projects or to finance subsequent projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, your percentage interest in us will be lower. This condition is often referred to as "dilution." The result of this could reduce the value of your stock.

Because our stock is a penny stock, stockholders will be more limited in their ability to sell their stock.

Our common stock is considered to be a "penny stock" since it does not qualify for one of the exemptions from the definition of "penny stock" under Section 3a51-1 of the Securities Exchange Act of 1934 (the "Exchange Act"). Our common stock is a "penny stock" because it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a "penny stock" is that securities broker-dealers participating in sales of our common stock will be subject to the "penny stock" regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Because the Board of Directors may designate and authorize issuance of preferred shares, the rights of the holders of Common Stock may be adversely affected.

The Board of Directors may designate and authorize issuance of preferred shares which could have rights, preferences or privileges in priority to our stockholders and which may further dilute stockholders. The authorized capital of the Company includes 1,000,000 shares of ''blank check'' preferred stock, of which no shares have been issued. The Board of Directors has the authority to issue shares of preferred stock and to determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting rights and dividend rights, of these shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. At this time, the Company has no present plans of issuing any preferred stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property or any rights to acquire any real property.

ICP's head office is located at 7075 Place Robert-Joncas, Unit 131 Montreal, Quebec, Canada H4M 2Z2. ICP's material property commitments include our warehouse and distribution center in the UK, and its lease commitments in Montreal, Quebec, as described in the table below.

Location	Term	Square Feet	Monthly Commitment
Montreal, Quebec	March 1, 2006 to Feb	3,878	$1,898
	28, 2011

U.K.	October 10, 2003 to	28,000	$12,237
	October 10, 2008

ITEM 3. LEGAL PROCEEDINGS

ICP has been named defendant in a legal action by a former employee for an approximate amount of $263,000.  Management is of the opinion that the claim is unfounded.  No provision for possible loss has been included in the financial statements accompanying this Annual Report.

ICP is being audited by governmental authorities for corporate tax return previously filed for fiscal year 2003 to 2005.  Management believes that in the event that ICP would be reassessed, there are sufficient tax losses carry-forwards to offset any amounts payable.  The Company is unable to estimate the liability relating to interests and penalties from these reassessments.  Accordingly, no amount has been recorded in the books and records.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 7, 2006, the holder of a majority of the outstanding shares of the common stock of the Company by written consent in lieu of a special meeting of the stockholders of the Company, approved the following corporate actions for which a Form 14C dated November 14, 2006 has been filed:

1. To confirm, ratify and approve a prior amendment to the Company's Articles of Incorporation authorizing the creation of 100,000,000 shares of preferred stock, par value $0.00001 per share;

2. To approve an amendment to the Company's Articles of Incorporation by changing the name of the Company from “FC Financial Services Inc.” to “ICP Solar Technologies Inc.”; and

3. To approve the adoption of the Company's 2006 Stock Incentive Plan.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are quoted on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "ICPR". Our shares were first traded on the OTC Bulletin Board in June, 2005. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	For the period ended January 31,2007			For the period ended January 31,2006
	High	Low	High	Low

First Quarter	$2.00	$0.70	-	-
Second Quarter	$1.80	$0.86	$0.04	$0.026
Third Quarter	$2.09	$1.47	$0.04	$0.026
Fourth Quarter	$2.50	$1.12	$0.53	$0.35

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

Securities Authorized for Issuance Under Equity Compensation Plan

In November 2006, the Company adopted the 2006 Stock Incentive Plan ("Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company.  A total of 2,000,000 shares of common stock are reserved for issuance under this plan.  Options may be granted under the Plan on terms and at prices as determined by the Board of Directors or by the plan administrators appointed by the Board of Directors, except that the options cannot be granted at less than 75%, of the fair market value of the common stock on the date of the grant.  Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.  As at January 31, 2007 no stock options were granted.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

On July 11, 2006, we completed a private offering of securities pursuant to Regulation S under the Securities Act of 1933 for gross proceeds of $5,000,000 pursuant to which we issued: (i) 2,500,000 units, each comprised of one share of common stock and a warrant to purchase an additional share of common stock at an exercise price of $1.00 per share; and (ii) 2,500 units, each comprised of an 8% convertible note in the principal amount of $1,000 (convertible into common stock at the rate of $1.00 per share) and a warrant to purchase an additional share of common stock at an exercise price of $1.00 per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company's operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company's actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports filed by the Company with the United States Securities and Exchange Commission (the “SEC”).

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal years ended January 31, 2007 and January 31, 2006 as well as its financial position at January 31, 2007, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Company Overview

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

Our immediate goal is the development of our thin film amorphous solar cell which can be seamlessly integrated into roofing lines for homes, buildings and other structures. We are currently developing a distribution channel and technology partnerships to launch products based on the thin film amorphous solar cell technology in 2007. The estimated cost to finalize the development of the products based on the thin film amorphous solar cell technology is approximately $500,000. However, we can provide no assurances that the actual costs of developing such products will not be greater than what we estimated, nor that commercialization based on such products will ever be achieved.

Although there can be no assurances, we plan to deliver on a sustainable growth strategy across each of our main targets. We also intend to increase our addressable markets, further sales and solidify our brand through strategic partnerships with best practice distribution partners worldwide. Strategic partnerships for both distribution channel and technology are expected to be key drivers of our expansion plans.

Reorganization of the Corporation

On September 29, 2006, ICP Solar Technologies Inc. ("ICP") entered into a share exchange agreement with ICP Solar Technologies Inc. (formerly FC Financial Services Inc.) ("ICP Solar"), an inactive public shell company, for the acquisition by ICP Solar of all the issued and outstanding shares of ICP.

On December 12, 2006, ICP Solar changed its year end from November 30 to January 31.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by ICP for the net monetary assets of ICP Solar accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, ICP Solar are those of the legal acquiree, ICP, which is considered to be the accounting acquirer.

We structured the acquisition of ICP to enable ICP Stockholders to receive tax-rollover treatment in Canada.  Under Canadian law, when a stockholder disposes of shares, the disposal is considered to be a deemed disposition of the shares and therefore is a taxable event unless the shares are exchanged for the shares of an equal value in another Canadian company.

All of the ICP shares, through a series of transaction, were exchanged for exchangeable shares of ICP Solar's wholly-owned subsidiary (1260491 Alberta Inc.).  The exchangeable shares are exchangeable for an equivalent number of common shares of ICP Solar, common shares transferred simultaneously to a trustee as the exchangeable shares were issued.  Until such time as the holders of the exchangeable shares wish to exchange their shares for ICP Solar shares, the ICP Solar shares are held in trust by a trustee on behalf of the exchangeable shareholders.  The trustee shall be entitled to the voting rights in ICP Solar as stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instructions of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held.

The financial statements accompanying the Annual Report reflect the accounts of the balance sheets, the results of operations and the cash flows of ICP at their carrying amounts, since it is deemed to be the accounting acquirer.

The results of operations, the cash flows and the assets and liabilities of ICP Solar have been included in the accompanying financial statements since September 29, 2006, the acquisition date.  Amounts reported for the periods prior to September 29, 2006 are those of ICP.

The net assets of ICP Solar, acquired on September 29, 2006, are as follows:

Cash	$ 67,285
Accounts receivable	2,148
Prepaid expenses	70
Loan receivable	4,964,524
Property and equipment	4,887
Accounts payable and accrued liabilities	(131,655)
Convertible notes	(1,642,391)
Net Assets Acquired	$ 3,264,868

As a condition to the closing of the transaction, ICP Solar committed to raising $5 million of financing.  The loan receivable represents advances made pre-closing to ICP for working capital by ICP Solar as funds were received from the capital raise.

The transaction costs related to the above share exchange amounted to $271,466 and were charged to additional paid-in capital.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported an accumulated deficit of $4,617,501 as at January 31, 2007.  To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients.  Management anticipates generating revenue through manufacturing and commercializing its products during the next year.  The Company has commenced the process of raising additional capital.  Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

Compliance with Generally Accepted Accounting Principles

Unless otherwise indicated, the financial information presented below, including tabular amounts, is expressed in US dollars and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Critical items of the financial statements that require the use of estimates include the determination of the allowance for doubtful accounts, the determination of the allowance for inventory obsolescence, the determination of the useful life of fixed and intangible assets for amortization calculation purposes, the assumptions for fixed asset impairment tests, the determination of the allowance for guarantees, the determination of the allowance for income taxes, the assumptions used for the purposes of calculating the stock-based compensation expense, the determination of the fair value of financial instruments, the determination of the fair value of the assets and liabilities acquired on business acquisitions and the implicit fair value of goodwill.

The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Significant Accounting Policies

The significant accounting policies are described in note 3 accompanying the financial statements contained in this Annual Report.

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2006 and 2007.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting or Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets", among other matters, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, except earlier adoption is allowed in certain circumstances.  The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations and cash flows.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted.  The Company is in the process of determining the impact of FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations and cash flows.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115.  The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the "fair value option") and report associated unrealized gains and losses in earnings.  Statement 159 is effective for fiscal years beginning after November 15, 2007.   The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations and cash flows.

Selected Consolidated Annual Information
(in thousands of $, except per-share amounts)

	Fiscal Years Ended January 31,
	2007	2006

Revenues	7,603	7,732
Gross margin	2,149	2,042
Expenses	4,533	4,700
Operating Loss	(2,384)	(2,659)
Net earnings (loss)	(2,627)	(1,397)
Earnings (loss) per Class A share
(basic and diluted)	(0.11)	(0.07)
Weighted average number of
Class A shares outstanding (in thousands)	23,694	20,000
Cash dividends paid on Class A shares	-	-

Balance Sheet Data (as at January 31)

	2007	2006

Total assets	6,096	4,877
Shareholders' equity (deficit)	1,065	(2,698)
Total interest-bearing debt (1)	3,395	1,346
Cash and short-term investments	744	-

(1)     Including long-term debt and its current portion, bank advances and loans, interest bearing portion of director's loan payable, capital lease obligations and their current portion as well as convertible notes.

Seasonality

ICP's business is subject to certain seasonal cycles, especially during the summer period corresponding to the part of the second quarter and part of the third quarter, traditionally the slowest of the Company's fiscal year, and the month of December as a result of the end-of-year holidays.

Operating Results for the Fiscal Year Ended January 31, 2007

Net Sales

During the fiscal year ended January 31, 2007, ICP's consolidated net sales decreased by 2% or $129 thousand to $7.6 million, down from $7.7 million for the year ended January 31, 2006. This decrease is attributable to a shortage of silicon supply in the first half of the year which led to delivery delays and certain order cancellations. The supply situation has now stabilized and during the second half of the year, our net sales have increased as we have been able to build up inventories to fill orders on a timely basis.

Sales to one customer amounted to approximately 10% (6% in 2006) of total sales. Outstanding accounts receivable for this customer as at January 31, 2007 accounted for approximately 3% (8% in 2006) of total accounts receivable.

By geographic location, sales in North America accounted for approximately 55% of total sales, Europe 20%, Asia 18% and Africa 7%.

Gross Margin

The gross margin grew by 5.3% or $107 thousand to $2.15 million. The gross profit margin as a percentage of sales was to 28.3%, compared to 26.4% the previous year. However, excluding the effect of inventory write-downs in 2006 of approximately $750 thousand, the gross margin would have been approximately 36%, representing a decrease in fiscal 2007 of approximately 22%. This decrease is indicative of the reduction of prices and the increase in costs related to a shortage of raw material supply in the first half of 2007. This is offset in part during the second half of fiscal 2007 by the positive contribution of the increase in certain OEM and retail customers in North America and Europe.

Operating expenses

Selling and general and administrative expenses decreased to $4.1 million from $4.4 million a year earlier. This decrease of 6.8% or $296 thousand is due to tighter cost controls that we implemented as a result of our commitment to rationalization. This reduction was realized despite an increase in professional fees of approximately $150 thousand related to the takeover transaction completed in September 2006 and the hiring of additional staff in the last four months of the year. Research and development expenses decreased by $118 thousand or 83.7% as the Company concentrated its efforts on commercializing the results of prior R&D efforts.

Including the amortization of $307,242 and the loss on foreign exchange of $21,558, and the write down of property and equipment of $54,086 the operating loss was reduced by 10.4% and totaled $2.4 million compared to $2.7 million in 2006.

Interest expense more than doubled to $354 thousand for 2007 compared to $157 thousand the previous year due to the convertible note agreements entered into in July 2006 with two investors as detailed in note 12 of the accompanying financial statements.

The net loss totaled $2.6 million, compared with $1.4 million the previous year. It is important to note that the previous year, the Company had recorded a gain of $739 thousand from the sale of its building and interest income of $121 thousand.

The loss per Class A share (basic and diluted) amounted to $0.11 on a weighted average of 23,693,554 outstanding shares, compared with a loss per share of $0.07 on 20,000,000 shares the previous year. The increased weighted average number of outstanding shares is due to the Class A share issues in connection with the exchange of preferred shares and the reverse takeover transaction, as explained in further detail in note 14 ("Preferred Stock") and note 15 (Common Stock) accompanying the consolidated financial statements contained in this Annual Report.

Income Taxes

The Company had net operating losses carry-forwards of approximately $3,430,000 (2006 - $1,400,000) as follows:

	2007	2006
U.K.	$2,250,000	$1,255,000
Canada	1,180,000	145,000

The Canadian losses can be carried forward for a twenty year period. The UK losses can be carried forward indefinitely.

The reconciliation of the effective income tax rate, to the statutory rate for the years ended January 31, 2007 and 2006 is presented in note 17 to the financial statements accompanying this Report.

Segmented Information

During the year, the Company reorganized its strategic activities in two business segments. For the year ended January 31, 2007, 100% of the units produced in the manufacturing facility located in the U.K. were sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities. The two businesses are managed separately and consequently, the Company is considered to operate in two business segments of selling and manufacturing. By business segment, total operating expenses of our manufacturing unit located in the United Kingdom amounted to $1.9 million and total expenses of our Selling unit located in Canada amounted to $2.5 million, representing respectively 43.2% and 56.8% of total operating expenses combined, as explained in further detail in the table below and in note 21("Segmented Information") accompanying the consolidated financial statements included in this Annual Report.

The segmented information for 2007 is approximately as follows:

	Selling	Manufacturing	Inter entity	Total
Current assets	$5,126,074	$589,521	$(153,495)	$ 5,562,100
Property and equipment	105,552	428,832	-	534,384
Other assets	2,914,612	-	(2,914,612)	-
Total assets	8,146,238	1,018,353	(3,068,107)	6,096,484
Current liabilities	2,690,456	478,576	-	3,169,032
Other liabilities	1,746,344	3,030,727	(2,914,612)	1,862,459
Net sales	7,603,225	2,533,633	(2,533,633)	7,603,225
Cost of sales	5,867,588	2,057,452	(2,470,699)	5,454,341
Gross Margin	1,735,637	476,181	(62,934)	2,148,884
Selling, general and administrative	2,790,154	1,337,522	-	4,127,676
Amortization	47,602	259,640	-	307,242
Foreign exchange (gain) loss	(269,574)	291,132	-	21,558
Write down of property and
equipment	54,086	-	-	54,086
Gain on forgiveness of debt	(111,672)	-	-	(111,672)
Segment operating loss	(774,959)	(1,412,113)	(62,934)	(2,250,006)
Unallocated expenses
Research and development				22,678
Interest expense				353,881
				376,559
Net Loss				$ (2,626,565)

Management evaluates the performance of each segment based on segmented operating income (loss).

Principal Cash Flows for the Fiscal Year Ended January 31, 2007

Operating activities before net change in non-cash working capital items used cash flows of $2.2 million, as a result primarily of the year's net loss. Net change in non-cash working capital items related to operations used cash flows of $1.6 million for the fiscal year compared to 1.0 million provided in 2006. After net change in non-cash working capital balances, operating activities used net cash flows of $3.8 million, compared with $1.1 million the previous year. This increase in use of cash relates primarily to the build up of our inventories to meet demand, increases in receivables, and reduction in our payables to more manageable levels during the year.

Financing activities provided cash flows of $4.9 million, primarily as a result of advances made pre-closing to ICP, for working capital, by ICP Solar as funds were received from the capital raise in connection with and as condition for the closing of the ICP acquisition. In addition, the Company incurred new long-term debt net of repayments of $184 thousand and reduced the director's loan by $111 thousand and bank indebtedness by $60 thousand.

Investing activities used cash flows of $709 thousand, primarily for acquisition of net assets of $204 thousand and acquisition of the investment in a term deposit for $505 thousand held as security for the credit facility.

After also deducting the $153 thousand exchange loss on cash denominated in foreign currency, the aggregate cash inflows and outflows for fiscal 2006 provided net cash flows of $239 thousand. ICP ended fiscal 2007 with cash of $238,509, up from $nil as at January 31, 2006.

Financial Position as at January 31, 2007

Total assets amounted to $6.1 million as at January 31, 2007, up by $1.2 million over $4.9 million as at January 31, 2006. This growth primarily reflects the increase cash and term deposits, accounts receivable and inventories and a decrease in fixed assets.

Working capital increased to $2.4 million as at January 31, 2007 from a deficiency of $117 thousand as at January 31, 2006. This increase translates to a current ratio of 1.76:1 compared to 0.97:1 for 2006.

The liability component of the convertible notes amounted to $1.7 million as at January 31, 2007, compared with $nil at the end of the previous fiscal year, and long-term debt including the current portion totaled $177 thousand versus $nil as at January 31, 2006. Interest-bearing debt (consisting of long-term debt and its current portion, convertible notes, bank indebtedness, and obligations under capital lease) went from $1.3 million as at January 31, 2006, to $3.1 million as at January 31, 2007. Considering the loss for fiscal 2007 and the increase in total debt, the Company is not in compliance with certain ratios contained in the covenants related to banking agreements and could be required to repay on demand all amounts due under these agreements. The Company has not received any default notice from its lenders thus far. The Company is seeing to obtaining the necessary waivers or changes to these credit agreements from its lenders.

Shareholders' equity amounted to $1.1 million, compared to a deficiency of $2.7 million as at January 31, 2006. The increase is attributable to additional paid-in capital resulting from the reverse takeover and concurring private placement.

Other Contractual Commitments

As at January 31, 2007 the balance of contractual commitments under the terms of operating leases for premises maturing in 2012 amounted to $384 thousand. Minimum lease payments over each of the next five years are as follows:

2008	2009	2010	2011	2012

$190,000	$123,000	$25,000	$26,000	$20,000

In accordance with a royalty agreement terminating in 2009, the Company is committed to annual minimum advertising expenditures and royalty fees, totaling as follows:

2007	$60,000
2008	150,000
2009	225,000

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value. The fair value of advances from a director is impossible to determine with sufficient reliability due to the lack of repayment terms, their related party nature and the absence of a market for such instrument.

ITEM 7. FINANCIAL STATEMENTS

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

RSM Richter LLP
Chartered Accountants
Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

Contents

Report of Independent Registered Public Accounting Firm	1
Balance Sheet	2 - 3
Statement of Shareholder's Equity	4
Statement of Operations and Comprehensive Loss	5
Statement of Cash Flows	6
Notes to Financial Statements	7 - 25

RSM Richter S.E.N.C.R.L.
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

We have audited the accompanying consolidated balance sheets of ICP Solar Technologies Inc. as at January 31, 2007 and 2006 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at January 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 2 to the financial statements, the Company has experienced operating losses and requires significant capital to finance operations and repay existing indebtedness. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Signed: RSM Richter LLP

Chartered Accountants

Montreal, Quebec
April 23, 2007

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Balance Sheets
January 31, 2007
(Expressed in U.S. Funds)

	2007	2006

Assets
Current

Cash	$238,509	$-
Term deposit (note 4)	505,301	-
Accounts receivable (note 5)	1,610,884	1,477,560
Income taxes recoverable	573,587	679,265
Inventories (note 6)	2,405,386	1,651,574
Prepaid expenses	228,433	137,648
	5,562,100
		3,946,047
Property and Equipment (note 7)	534,384	931,022
	$6,096,484	$4,877,069

Approved on Behalf of the Board

	2007	2006

Liabilities
Current

Bank Indebtedness (note 8)	1,159,689	1,260,730
Accounts payable and accrued liabilities	1,285,056	1,915,148
Current portion of long-term debt	61,493	-
Current portion of government grants payable	114,480	193,469
Current portion of obligation under capital leases	47,013	42,939
Loan payable, director (note 9)	501,301	651,689
	3,169,032	4,063,975
Long-Term Debt (note 10)	116,115	-
Government Grants Payable (note 11)	-	47,509
Obligation Under Capital Leases (note 13)	-	42,939
Convertible Notes, less unamortized discount of $753,656 (note 12)	1,746,344	-
Preferred Stock (note 14)	-	2,681,667
Minority Interest		739,452
	5,031,491	7,575,542

Commitments and Contingencies (note 13)
Shareholders' Equity
Capital Stock (note 15)	290	64

Additional Paid-In Capital	6,482,923	-

Accumulated Other Comprehensive Loss	(800,719)	707,601)

Accumulated Deficit	(4,617,501)	(1,990,936)
	1,064,993	(2,698,473)
	$6,096,484 $	4,877,069

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statements of Shareholders' Equity
For the Year Ended January 31, 2007
(Expressed in U.S. Funds)

				Additional	Accumulated Other		Total
	Common Stock			Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amounts		Capital	Loss	Deficit	Equity

Balance - January 31, 2005	100		$64	$-	$(360,850)	$(594,264)	$(955,050)
Foreign currency translation adjustment for the year	-	-		-	(346,751)	-	(346,751)
Net loss for the year	-	-		-	-	(1,396,672)	(1,396,672)
Balance - January 31, 2006	100		64	-	(707,601)	(1,990,936)	(2,698,473)

Recall and cancellation of issued Class "A" shares	(60)		(38)	-	-	-	(38)
Issue of Class "A" shares in exchange for Class "A"
shares cancelled	6,000		38	-	-	-	38
Recall and cancellation of issued Class "B" shares	(40)		(26)	-	-	-	(26)
Issue of Class "A" shares in exchange for Class "B"
shares cancelled	4,000		26	-	-	-	26
Class "A" shares subdivided on basis of 1,656.6968
for Class "A" shares	(10,000)		(64)	-	-	-	(64)
Issue of Class "A" shares	16,566,968		64	-	-	-	64
Class "E" shares exchanged for Class "A" shares	3,433,032	176,215		3,256,817	-	-	3,433,032
Recapitalization in connection with share exchange	9,000,000	(175,989)		3,169,391	-	-	2,993,402
Issuance of 150,000 stock purchase warrants	-	-		56,715	-	-	56,715
Foreign currency translation adjustment for the year	-	-		-	(93,118)	-	(93,118)
Net loss for the year	-	-		-	-	(2,626,565)	(2,626,565)
Balance - January 31, 2007	29,000,000		$290	$6,482,923	$(800,719)	$(4,617,501)	$1,064,993
See accompanying notes

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statements of Operations and Comprehensive Loss
For the Year Ended January 31, 2007
(Expressed in U.S. Funds)

	2007	2006

Net Sales	$7,603,225	$7,731,811
Cost of Sales	5,454,341	5,690,036
Gross Margin	2,148,884	2,041,775
Expenses

Selling, general and administrative	4,127,676	4,424,138
Depreciation	307,242	383,977
Research and development	22,678	141,214
Foreign exchange (gain) loss	21,558	(248,955)
Write down of property and equipment	54,086	-
	4,533,240	4,700,374

Operating Loss	(2,384,356)	(2,658,599)

Interest expense	(353,881)	(156,558)
Interest income	-	121,131
Gain on sale of property	-	739,168
Gain on forgiveness of debt	111,672	-
	(242,209)	703,741

Loss Before Income Taxes	(2,626,565)	(1,954,858)
Income taxes	-	558,186
Net Loss	(2,626,565)	(1,396,672)
Other Comprehensive Loss

Foreign currency translation adjustment	(93,118)	(346,751)
Comprehensive Loss	$(2,719,683)	$(1,743,423)
Basic Weighted Average Number of Shares Outstanding	23,693,554	20,000,000
Basic and Diluted Loss Per Share (note 19)	(0.11)	(0.07)

See accompanying notes and schedule

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Consolidated Statement of Cash Flows
For the Year Ended January 31, 2007
(Expressed in U.S. Funds)

	2007	2006
Funds Provided (Used) -
Operating Activities
Net loss	$(2,626,565)	$(1,396,672)
Depreciation	307,242	383,977
Write-down of property and equipment	54,393	-
Gain on sale of property	-	(739,168)
Gain on forgiveness of debt	(111,672)	-
Foreign exchange loss (gain)	21,558	(248,955)
Consulting fee paid in warrants	56,715	-
Accretion of discount on convertible notes	103,953	-
	(2,194,376)
		(2,000,818)
Changes in non-cash operating elements of working capital	(1,634,411)	1,022,751
	(3,828,787)
		(978,067)
Financing Activities
Bank indebtedness	(60,178)	437,412
Long-term debt	204,389	-
Repayment of long-term debt	(19,995)	(1,094,919)
Loan payable, director	(110,526)	510,937
Loan payable	4,964,524	-
Obligation under capital lease	(37,303)	(112,581)
Government grants payable	(11,110)	(127,458)
	4,929,801	(386,609)

Investing Activities
Acquisition of net assets less cash acquired	(204,181)	-
Additions to property and equipment	-	(137,030)
Term deposit	(505,301)	-
Proceeds from disposition of property and equipment	-	1,516,043
	(709,482)	1,379,013
Effect of Foreign Exchange on Cash Balances	(153,023)	(14,337)
Increase in Cash	238,509	-
Cash
Beginning of Year	-	-
End of Year	$238,509	$-
See accompanying notes

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

1.      Basis of Presentation and Reorganization of the Corporation

The Company is engaged in the business of manufacturing, assembling and distributing renewable solar energy products worldwide.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States.  This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The consolidated financial statements include the accounts of the Company and its subsidiary companies.  On consolidation, all material inter entity transactions and balances have been eliminated.

The financial statements are expressed in U.S. funds.

Reorganization of the Corporation

On September 29, 2006, ICP Solar Technologies Inc. ("ICP") entered into a share exchange agreement with ICP Solar Technologies Inc. (formerly FC Financial Services Inc.) ("ICP Solar"), an inactive public shell company, for the acquisition by ICP Solar of all the issued and outstanding shares of ICP.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by ICP for the net monetary assets of ICP Solar accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange is identical to that resulting from a reverse acquisition, except no goodwill is recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, ICP Solar are those of the legal acquiree, ICP, which is considered to be the accounting acquirer.

All of the ICP shares, through a series of transaction, were exchanged for exchangeable shares of ICP Solar's wholly-owned subsidiary (1260491 Alberta Inc.).  The exchangeable shares are exchangeable for an equivalent number of common shares of ICP Solar, common shares transferred simultaneously to a trustee as the exchangeable shares were issued.  Until such time as the holders of the exchangeable shares wish to exchange their shares for ICP Solar shares, the ICP Solar shares are held in trust by a trustee on behalf of the exchangeable shareholders.  The trustee shall be entitled to the voting rights in ICP Solar as stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instructions of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held.

These financial statements reflect the accounts of the balance sheets, the results of operations and the cash flows of ICP at their carrying amounts, since it is deemed to be the accounting acquirer.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

1.      Basis of Presentation and Reorganization of the Corporation (Cont'd)

The results of operations, the cash flows and the assets and liabilities of ICP Solar have been included in these consolidated financial statements since September 29, 2006, the acquisition date.  Amounts reported for the periods prior to September 29, 2006 are those of ICP.

The net assets of ICP Solar acquired on September 29, 2006 are as follows:

Cash	$67,285
Accounts receivable	2,148
Prepaid expenses	70
Loan receivable	4,964,524
Property and equipment	4,887
Accounts payable and accrued liabilities	(131,655)
Convertible notes	(1,642,391)
Net Assets Acquired	$3,264,868

The transaction costs related to the above share exchange amounted to $271,466 and were charged to additional paid-in capital.  The loan receivable relates to proceeds of a capital raise in ICP Solar subsequently loaned to ICP.

2.      Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported an accumulated deficit of $4,617,501 (2006 - $1,990,936).  To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients.  Management anticipates generating revenue through manufacturing and commercializing its products during the next year.  The Company has commenced the process of raising additional capital.  Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

3.      Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ form the estimates and assumptions.

Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer.  The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates.  Any customer acceptance provisions, which are related to product testing, are satisfied prior to revenue recognition.  There are no further obligations on the part of the Company subsequent to revenue recognition except for product warranty and returns from the Company's customers.  The Company does accept returns of products, if properly requested, authorized, and approved by the Company.  The Company records an estimate of returns of products to be returned by its customers and records the provision for the estimates amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

Product Warranty

The Company's current product warranty includes a ten year, up to a lifetime warranty period for defects in materials, workmanship and power performance.  Accruals for product warranties are recorded at the time of shipment of products to customers.  The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales.  The Company periodically reviews the adequacy of its products warrranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual historical experience.

Valuation of Inventories

Raw materials are valued at the lower of cost and replacement cost.  Finished goods are valued at the lower of cost and net realizable value.  Cost is determined on an average cost base.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

3.     Summary of Significant Accounting Policies (Cont'd)

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms.  Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value.  It is not practical to determine the fair value of the amounts due to related parties due to their related party nature and the absence of a market for such instruments.

Share-Based Payments

The Company will account for share based payments in accordance with the provisions of FAS 123R "Share based payments (Revised)" and accordingly will recognize in its financial statements share based payments at their fair value.  In addition, it will recognize in the financial statements an expense based on the grant date fair value of stock options granted to employees.  The expense will be recognized on a straight line basis over the vesting period and the offsetting credit will be recorded in additional paid in capital.  Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid in capital will be recognized as capital stock.  When options are forfeited because the service requirements are not met, any expense previously recorded will be reversed in the period of forfeiture.  The Company will use the Black Scholes option pricing model to determine the fair value of the options.

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries.

The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  The Company writes off trade receivables when they are deemed uncollectible.  The Company records recoveries of trade receivables previously written-off when they receive them.  Management considers an allowance for doubtful accounts is not required to cover any exposure to loss in its January 31, 2007 and January 31, 2006 accounts receivable.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization.  Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

3.      Summary of Significant Accounting Policies (Cont'd)

Property and Equipment

Property and equipment are recorded at cost.  Provisions for depreciation are based on their estimated useful lives using the declining balance method as follows:

Machinery and equipment - warehouse	20%
Machinery and equipment - production	30%
Furniture and fixtures	20%
Computer equipment	30%
Vehicules	30%

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.  Expenditures for repair and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".  Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

3.      Summary of Significant Accounting Policies (Cont'd)

Integrated Subsidiary

The accounts of the Company's integrated subsidiary, whose functional currency is other than the Canadian dollar, more specifically the Great Britain pound, are translated into Canadian dollars using the temporal method, whereby non-monetary assets and liabilities are translated at historical exchange rates and monetary assets and liabilities are translated at the exchange rate in effect at the balance sheet date.  Gains and losses resulting from such translation are reflected in the statements of earnings.  Revenues and expenses are translated at the average rate for the year.

Foreign Currency Translation

The Company's reporting currency is the United States dollar.  The Canadian dollar is the functional currency of the Company's operations worldwide which is translated to the United States dollar using the current rate method.  Under this method, accounts are translated as follows:

Assets and liabilities - at exchange rates in effect at the balance sheet date;

Revenue and expenses - at average exchange rates prevailing during the year; and

Gains and losses arising from foreign currency translation are included in other comprehensive income.

Newly Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting or Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".  SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets", among other matters, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, except earlier adoption is allowed in certain circumstances.  The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations and cash flows.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

3.      Summary of Significant Accounting Policies (Cont'd)

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes."  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted.  The Company is in the process of determining the impact of FIN 48 on the consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("FAS 157").  FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  FAS 157 is effective for fiscal years beginning after November 15, 2007.  The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations and cash flows.

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115.  The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the "fair value option") and report associated unrealized gains and losses in earnings.  FAS 159 is effective for fiscal years beginning after November 15, 2007.   The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations and cash flows.

4.      Term Deposit

The term deposit, bearing an interest rate of 4.5% and maturing in May 2007, is held as security for the credit facility as disclosed in note 8.

5.      Accounts Receivable

The Company has entered into an agreement with a Canadian government agency to guarantee certain accounts receivable as to credit risk.  As at January 31, 2007, approximately $698,000 (2006 - $698,000) of accounts receivable are guaranteed.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

6.      Inventories

2007	2006

Raw materials	$937,137	$594,335
Work-in-process	-	116,518
Finished goods	1,468,249	940,721
	$2,405,386	$1,651,574

7.      Property and Equipment

		2007	2006
	Accumulated	Net Carrying	Net Carrying
Cost	Amortization	Amount	Amount

Machinery and equipment	$1,746,408	$1,262,795	$483,613	$828,973
Furniture and fixtures	103,278	85,038	18,240	25,893
Computer equipment	157,831	125,300	32,531	48,119
Vehicles	52,888	52,888	-	28,037
	$2,060,405	$1,526,021	$534,384	$931,022

8.      Bank Indebtedness

The Company has a $1,270,000 credit facility which is subject to review annually and consists of an operating demand line of credit, letters of credit and foreign exchange contracts.  Borrowings under the credit facility are limited by certain margin requirements concerning accounts receivable and inventories and bear interest at prime plus 2.25%.  As at January 31, 2007 the prime rate was 6% (2006 - 5%).  The terms of the banking agreement require the Company to comply with certain financial covenants.  As at January 31, 2007, the Company was not in compliance with the debt to equity ratio and the minimum shareholders equity and could be required to repay on demand all amounts due under the agreement.  The Company has not received any default notice and is seeing to obtain the necessary waivers or changes to the agreement.  As security for this credit facility the Company has pledged substantially all of its assets.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

9.      Loan Payable, Director

The loan is payable upon demand and is non-interest bearing, except for $264,820 which bears interest at prime rate.  As at January 31, 2007 the prime rate was 6% (2006 - 5%).

10.      Long-Term Debt

Equipment loan bearing interest at 9.76% per annum, payable in monthly payments of $6,238, interest included, maturing in September 2009	$ 177,608
Current maturity	61,493
$ 116,115

The long term debt is secured by the financed equipment in the U.K. subsidiary.  Interest incurred during the year amounted to approximately $5,600.  Principal payments due in each of the next three years are approximately as follows:

2008	$ 61,000
2009	67,000
2010	49,000

11.

Government Grants Payable

These grants are unsecured, non-interest bearing and repayable prior to October 2007.  During 2007, approximately $112,000 was forgiven by the government agencies and the amount has been recorded as gain on forgiveness of debt.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

12.    Convertible Notes

Prior to the reorganization of the Company, on July 11, 2006, ICP Solar entered into convertible note agreements with two investors for amounts totaling $2,500,000.  The convertible notes bear interest at the rate of 8% per annum and are repayable on June 30, 2009.  Interest payments will commence on June 30, 2007.  The notes are convertible into common stock of ICP Solar, at the option of the holders, at a rate of $1 per share.  ICP Solar also issued to the holders 2,500,000 stock purchase warrants exercisable at $1 per share before January 11, 2008.

The Company may, at its option, elect to pay the interest by the issuance of shares of common stock.  The number of shares is to be determined by dividing the amount of the interest payment by the number which is 90% of the average market price of the Company's common shares for the ten trading days immediately prior to the interest payment date.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", ICP Solar recognized the value of the embedded beneficial conversion feature of $217,786 as additional paid-in capital and an equivalent discount which will be expensed over the term of the convertible notes.  In addition, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", ICP Solar has allocated the proceeds of issuance between the convertible notes and the detachable warrants based on their relative fair values.  Accordingly, ICP Solar recognized the fair value of the detachable warrants of $717,787 as additional paid-in capital and an equivalent discount against the convertible notes.  The difference between the face amount of the convertible notes and their carrying value is amortized over the life of the convertible notes.  The Black-Scholes Model was used to calculate the fair value of the warrants.  The underlying assumptions included in the Black-Scholes Model were as follows: a risk-free interest rate of 5.14%; an expected life of 18 months; an expected volatility of 96% and no dividend yield.

Pursuant to the reorganization of the Company,  as disclosed in note 1, the convertible notes net of the unamortized discount, were assumed by ICP as part of the net assets acquired.

As at January 31, 2007, accrued interest amounting to $118,532 is recorded in the books of the Company and $103,953 has been accreted, increasing the carrying value of the convertible notes to $1,746,344.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

13.    Commitments and Contingencies

Commitments

Minimum lease payments, exclusive of occupancy and escalation charges, under capital and operating leases are as follows:

	Capital Leases	Operating Leases

2008	$49,212	$190,000
2009	-	123,000
2010	-	25,000
2011	-	26,000
2012	-	20,000
	49,212	384,000
Amount representing interest (weighted average rate of 7%)	(2,199)

Obligation Under Capital Leases	$47,013	$-

During the year the Company incurred rental expenses amounting to $200,000 (2006 - $225,000).

In accordance with a royalty agreement terminating in 2009, the Company is committed to annual minimum advertising expenditures and royalty fees, totalling as follows:

2007	$ 60,000
2008	150,000
2009	225,000

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

13.    Commitments and Contingencies (Cont'd)

Contingencies

The Company is currently, and has in the past been, a party to various routine legal proceedings incident to the ordinary course of business.  If management determines, based on the underlying facts and circumstances, that it is probable a loss will result from a litigation contingency and the amount of the loss can be reasonably estimated, the estimated loss is accrued for.  The Company believes its outstanding litigation matters disclosed below will not have a material adverse effect on the Company's financial statements, individually or in the aggregate; however due to the uncertain outcome of these matters, the Company disclosed these specific matters below:

a)  The Canadian subsidiary has been named defendant in a legal action by a former employee for an approximate amount of $263,000.  Management is of the opinion that the claim is unfounded.  No provision for possible loss has been included in these financial statements.

b)  The Canadian subsidiary is being audited by governmental authorities for corporate tax return previously filed for fiscal years 2003 to 2005.  Management believes that in the event that the Canadian subsidiary would be reassessed, there are sufficient tax losses carry-forwards to offset any amounts payable.  The Company is unable to estimate the liability relating to interests and penalties from these reassessments.  Accordingly, no amount has been recorded in the  books and records.

14.    Preferred Stock

	2007	2006
100,000,000 shares authorized, $0.00001 par value
Issued -
Nil (2006 - 3,054,291 Class "E" shares)	$-	$2,681,667

On July 19, 2006, ICP acquired the remaining preferred shares in its Canadian subsidiary company in exchange for the issuance of  842,201 of its Class "E" shares.

On July 26, 2006, all Class "E" shares were exchanged for 3,433,032 Class "A" shares.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

15.      Common Stock

	2007	2006
100,000,000 shares authorized, $0.00001 par value
Issued -
29,000,000 (2006 - 60) Class "A" shares	$ 290	$ 38
NIL (2006 - 40) Class "B" shares	-	26
	$ 290	$ 64

On July 19, 2006, 60 Class "A" shares were exchanged for 6,000 Class "A" shares.  40 Class "B" shares were exchanged for 4,000 Class "A" shares.  Immediately thereafter, Class "A" shares were subdivided into additional Class "A" shares on the basis of 1,656.6968 Class "A" shares for each Class "A" share.

On September 29, 2006, ICP completed a share exchange transaction with ICP Solar in which it acquired the net assets of $3,264,868 (see note 1).

16.    Additional Paid-In Capital

Warrants

On October 6, 2006, ICP Solar issued 150,000 stock purchase warrants exercisable into common shares at $1 per share which expire on October 3, 2008.  The stock purchase warrants were issued in payment of a consulting fee.  The stock purchase warrants were accounted for at their fair value of $56,715, as determined by the Black-Scholes valuation model, using the following assumptions:

Expected volatility	96%
Expected life	2 years
Risk-free interest rate	5.14%
Dividend yield	Nil

Prior to the reorganization of the Company, in May 2006, ICP Solar had issued 5,000,000 stock purchase warrants as part of a private placement financing.

ICP Solar Technologies Inc.

(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements

January 31, 2007

(Expressed in U.S. Funds)

16.    Additional Paid-In Capital (Cont'd)

The following table summarized the continuity of the Company's warrants:

		Weighted
	Number of	Average	Expiry
	Warrants	Exercise Price	Date
Balance, January 31, 2006	-	-	-
Issued -
May 15, 2006	2,500,000	$ 1.00	November 2007
July 11, 2006	2,500,000	1.00	January 2008
October 6, 2006	150,000	1.00	October 2008
Balance, January 31, 2007	5,150,000	$ 1.00

As at January 31, 2007, the exercisable stock purchase warrants amounted to 5,150,000 and none were exercised.

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont'd)

The following table summarized the continuity of the Company's warrants:

		Weighted
	Number of	Average	Expiry
	Warrants	Exercise Price	Date
Balance, January 31, 2006	-	-	-
Issued -
			November
May 15, 2006	2,500,000	$1.00	2007
July 11, 2006	2,500,000	1.00	January 2008
October 6, 2006	150,000	1.00	October 2008
Balance, January 31, 2007	5,150,000	$1.00

As at January 31, 2007, the exercisable stock purchase warrants amounted to 5,150,000 and none were exercised.

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

16.   Additional Paid-In Capital (Cont'd)

Stock Options

In November 2006, the Company adopted the 2006 Stock Incentive Plan ("Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company. A total of 2,000,000 shares of common stock are reserved for issuance under this plan. Options may be granted under the Plan on terms and at prices as determined by the Board of Directors or by the plan administrators appointed by the Board of Directors, except that the options cannot be granted at less than 75%, of the fair market value of the common stock on the date of the grant. Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant. As at January 31, 2007 no stock options were granted.

17.   Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss	$1,060,000	$430,000
Intercompany profit elimination	20,000	(85,000)
Property and equipment	(47,000)	(135,000)
	1,033,000	210,000
Valuation allowance	(1,033,000)	(210,000)
Net Deferred Tax Assets	$-	$-

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

17. Income Taxes (Cont'd)

The Company had net operating losses carry-forwards of approximately $3,430,000 (2006 - $1,400,000) as follows:

	2007	2006
U.K.	$2,250,000	$1,255,000
Canada	1,180,000	145,000

The Canadian losses can be carried forward for a twenty year period. The UK losses can be carried forward indefinitely.

Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

The reconciliation of the effective income tax rate, to the statutory rate for the years ended January 31, 2007 and 2006 is as follows:

	2007	2006
Statutory income tax rate	31%	31%
Non-taxable portion of the gain on sale property	-	3
Non-taxable foreign exchange gain on translation of integrated subsidiary
companies	-	4
Effect of change in valuation allowance	(31)	(9)
Effective Income Tax Rate	- %	29%

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

18.   Statement of Cash Flows Information

	2007	2006

Accounts receivable	$(190,833)	$(127,602)
Prepaid expenses	(99,133)	(56,500)
Inventories	(841,201)	1,164,936
Accounts payable and accrued liabilities	(588,863)	633,705
Income taxes recoverable	85,619	(591,788)
Changes in non-cash operating element of working capital	(1,634,411)	1,022,751
Additional Cash Flow Information:

Interest paid	131,396	156,558
Income taxes paid (recovered)	$(105,678)	$72,627

19.   Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The warrants and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

20.   Major Customers

Sales to one customer amounted to approximately 10% (6% in 2006) of total sales. Outstanding accounts receivable for this customer at January 31, 2007 accounted for approximately 3% (8% in 2006) of total accounts receivable.

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

21.   Segmented Information

During the year, the Company reorganized its strategic activities in two business segments. The manufacturing activities represents the Company's manufacturing plant held in the UK subsidiary. All units produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities. The two businesses are managed separately and exposed to different sets of risks. The segmented information for 2007 is approximately as follows:

	Selling	Manufacturing	Inter entity	Total
Current assets	$5,126,074	$589,521	$(153,495)	$5,562,100
Property and equipment	105,552	428,832	-	534,384
Other assets	2,914,612	-	(2,914,612)	-
Total assets	8,146,238	1,018,353	(3,068,107)	6,096,484
Current liabilities	2,690,456	478,576	-	3,169,032
Other liabilities	1,746,344	3,030,727	(2,914,612)	1,862,459
Net sales	7,603,225	2,533,633	(2,533,633)	7,603,225
Cost of sales	5,867,588	2,057,452	(2,470,699)	5,454,341
Gross Margin	1,735,637	476,181	(62,934)	2,148,884
Selling, general and administrative	2,790,154	1,337,522	-	4,127,676
Amortization	47,602	259,640	-	307,242
Foreign exchange (gain) loss	(269,574)	291,132	-	21,558
Write down of property and
equipment	54,086	-	-	54,086
Gain on forgiveness of debt	(111,672)	-	-	(111,672)
Segment operating loss	(774,959)	(1,412,113)	(62,934)	(2,250,006)
Unallocated expenses
Research and development				22,678
Interest expense				353,881
				376,559
Net Loss				$(2,626,565)

Management evaluates the performance of each segment based on segmented operating income (loss).

ICP Solar Technologies Inc.
(Formerly FC Financial Services Inc.)

Notes to Consolidated Financial Statements
January 31, 2007
(Expressed in U.S. Funds)

21. Segmented Information (Cont'd)

The distribution of the revenue of the Company by geographic location is approximately as follows:

North America	$4,195,596
Europe	1,514,986
Asia	1,348,468
Africa	544,175

The distribution of the property and equipment by geographic location is approximately as follows:

North America	$105,552
Europe	428,832

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We dismissed our prior auditor, Manning Elliott LLP, of Montreal, Quebec, on October 26, 2006.  At no time during our fiscal years ended November 30, 2004 and 2005 or any subsequent period preceding the dismissal of Manning Elliott LLP were there any disagreements with Manning Elliott LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliot LLP, would have caused Manning Elliott LLP to reference the subject matter of the disagreements in its reports on our financial statements.

Our financial statements included in this annual report have been audited by RSM Richter, 2 Place Alexis-Nihon, Montreal, Quebec, Canada  H3Z 3C2, as set forth in this annual report. There have been no disagreements on accounting and financial disclosure for the year ending January 31, 2007 and through the date of this Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's chief executive officer and the Company's chief financial officer and principal accounting officer are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The President and Chief Executive Officer and the Chief Financial Officer have designed such disclosure controls and procedures, or caused them to be designed under their supervision, to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the annual filings are being prepared.  They have also designed such internal control over financial reporting, or caused it to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

The assessment of the effectiveness of disclosure procedures and controls was conducted as at January 31, 2007 by the Company's officers and under their supervision, specifically the President and Chief Executive Officer and the Chief Financial Officer.

Because of the Company's small size and limited number of qualified employees, there are certain deficiencies in the segregation of incompatible functions. The Company relies on certain compensating controls, including a detailed review of the financial statements and other information documents, to ensure that its disclosure procedures and controls are effective. The Company plans to remedy the deficiencies inherent in its current size by strengthening its internal accounting team in proportion to its future growth.

Based on their evaluation as of January 31, 2007, the chief executive officer and the chief financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

The Company's chief executive officer and the Company's chief financial officer  have concluded that there were no changes in the Company's internal controls over financial reporting during the quarter ended January 31, 2007 that  has materially affected or is reasonably likely to materially affect  the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Age	Position
Sass Peress	46	Chairman of the Board, President and Chief Executive Officer
Leon Assayag	44	Chief Financial Officer
Joel Cohen	35	Director, Secretary, Treasurer
David Dangoor	57	Director
Paul Maycock	71	Director
David McDowell	63	Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We have not compensated our directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. As of the date hereof, no director has accrued any expenses or compensation. We do not have any standing committees.

Sass Peress, CEO

Prior to founding ICP, Mr. Peress was the VP of Sales for a market-leading automotive accessory distributor. In 1985, he founded and headed an automotive aftermarket manufacturing company that went on to capture more than 70% of market share within two years. He then founded ICP in 1988 and, as President and CEO, has reshaped the company into its current market-leading state within the solar energy industry. With his scientific background and manufacturing experience, he has co-authored much of ICP's intellectual property. Mr. Peress' educational background includes studies in health sciences, organic chemistry and finance. He graduated with honors from Concordia University's MBA International Business Program in Montreal, Canada.

Mr. Peress was recently nominated for the Ernst & Young Canadian Entrepreneur of the Year award and is an active member of the Canadian Solar Energy Society and the American Solar Energy Society.

Leon Assayag, CFO

Mr. Assayag brings to ICP Solar more than 20 years of diverse financial and business experience. From December 2, 2002 to January 5, 2007, he served as Chief Financial Officer, Director and Secretary of the Board for Noveko International Inc., a holding company listed on the TSX-Venture Exchange. Mr. Assayag remains a director of Noveko. A Chartered Accountant by profession, Mr. Assayag holds a graduate diploma in Public Accountancy and a Bachelor of Commerce from McGill University.

Joel Cohen, Director, Secretary and Treasurer

Mr. Cohen was Chief Financial Officer of ICP Solar Technologies Inc., formerly FC Financial Services Inc., from October 30, 2006 to January 9, 2007. Mr. Cohen has extensive experience in biotechnology and high tech financings and in financial analysis. From 2002 until present, Mr. Cohen has been consulting CFO for Osta Biotechnologies a publicly traded company on the TSX venture. From 1999 to 2002, Mr. Cohen was an investment banker at Canaccord Capital Corporation, where he specialized in biotechnology financings. He has worked on numerous IPOs and private and public financings worth over $100 million for various companies including Neurochem, Adherex, Bioniche, Diagnocure, Qbiogene and Aeterna. Mr. Cohen holds a Bachelor of Commerce degree in Finance from Concordia University and is a Chartered Financial Analyst.

David Dangoor, Director

Mr. Dangoor is President of Innoventive Partners LLC and a managing partner of Cato Dangoor & Associates in London, England, both primarily specializing in Marketing and Public Relations. He is a member of the Board of Directors of BioGaia AB, a public Swedish bio-tech company, where he was one of the original founding investors. Mr. Dangoor is also a member of the Advisory Board of the Denihan Hospitality Group, He was until recently when the company was sold, a director of, and subsequently chaired the Special Committee of, Provide-Commerce Inc. in San Diego, a public company that operates an e-commerce marketplace for perishable goods.

Mr. Dangoor retired from Philip Morris International, Lausanne, Switzerland in 2002 where he over 27 years held senior executive positions in several countries including Head of Marketing PM Germany residing in Munich, Managing Director Seven Up Northern Europe in London, England, President Philip Morris (B & H) Canada in Montreal, and Senior VP Marketing Philip Morris USA in New York. In 1992 he was appointed Executive VP Philip Morris International based in New York before the company moved to Lausanne in 2002.

Mr. Dangoor was a member of the board of directors of Rothman's, Benson & Hedges Inc., Toronto, Canada 1987-2002, Philip Morris GMBH, Munich 2001-02 and of AMER Sports International, Montreal 1984-87 (a subsidiary of AMER Group, Helsinki, Finland). He is currently a member of the Board of Directors of the New York City Ballet Company, the Swedish-American Chamber of Commerce, where he was chairman 1997-2001, and a member of the Board of Trustees of the American Scandinavian Foundation (ASF).

Paul Maycock, Director

Mr. Maycock is the president of Photovoltaic Energy Systems, the leading PV market research firm. Mr. Maycock edits the monthly newsletter, "PV News," which goes to readers in 58 countries. His annual estimates and projections of PV sales, based on confidential interviews of every key player in the industry, are used worldwide for planning and analysis purposes. Before starting PV Energy in 1981, Mr. Maycock was director of the PV Energy Systems division of the US Department of Energy. He also spent 11 years at Texas Instruments in a variety of strategic planning positions. He concurrently serves as the chairman of the board of the Solar Electric Light Fund, a non-profit organization that has installed over 5,000 PV systems in the developing world.

David McDowell, Director

Mr. McDowell has an extensive background in worldwide sales and business development which includes over 10 years of senior telecommunications management and more than 20 years of high technology sales and marketing management expertise. Mr. McDowell joined QUALCOMM in 1996 as vice president of sales for QUALCOMM's Consumer Products Division. In August 1997 he was promoted to senior vice president. Prior to joining QUALCOMM, McDowell served as chief operating officer of Japan Radio Company, Inc. (JRC), where he successfully led the company to expand into the consumer analog cellular, GPS module and cellular fixed station markets. Previous to that, Mr. McDowell served as president and COO of NovAtel and vice president of subscriber products for Hughes Network Systems, where he was responsible for Hughes' entry into the digital cellular market. McDowell also served as managing director for ComputerLand, Europe and began his career at IBM Canada and IBM World Trade Corporation.

Key Personnel and Consultants

Arlene Ades, Executive Vice President, Head North American Sales

Arlene Ades joined ICP in early 2006 and assumed the position of Executive Vice-President, Head of North American Sales after an 18-year career atop sales management at Pitney Bowes. Having achieved top sales awards for several years running, Ms. Ades brings with her a wealth of experience in strategic partner development, motivational speaking, product launches and forecasting. Ms. Ades' experience includes the management of Pitney Bowes' largest corporate accounts as a 'cradle to grave' manager of business organization. Being a very process-driven individual, Arlene has managed teams to higher performance levels and used her keen analytical capacity to help clients drive out non-value-added steps from their organizations. Her 'customer first' mantra is at the root of her decision-making tree and has been the cornerstone of success during her career.

Committees of the Board of Directors

On April 23, 2007, we formed our Audit Committee and Compensation Committee.

Audit Committee

Our audit committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters.  The chairman of the audit committee is Dave McDowell and the members are Joel Cohen and David Dangoor.

Our audit committee's responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor's engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre-approving all non-audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management's discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters; and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor.  We have adopted, along with our audit committee, a written charter of the audit committee setting out the mandate and responsibilities of the audit committee which provides that the audit committee convene no less than four times per year.

Compensation Committee

Our compensation committee reviews and makes recommendations to our board of directors concerning the compensation of our executive officers and key employees which include the review of our executive compensation and other human resource policies, the review and administration of any bonuses and stock options and major changes to our benefit plans and the review of and recommendations regarding the performance of the Chief Executive Officer of the Company.  The Chairman of the compensation committee is Joel Cohen and its members are Dave McDowell and Paul Maycock.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and change in ownership with the Securities and Exchange Commission. Directors, officers and greater than 10% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms that we received during the fiscal year ended January 31, 2007, we believe that each person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as follows:  On November 3, 2006 Form 3's were filed late by our CEO, Mr. Sass Peress, and Director and former CFO, Mr. Joel Cohen.

On November 1, 2006 Form 4's were filed late by former CEO Mr. Taras Chebountchak and former Vice-president, Secretary and Treasurer Mrs. Orit Stolyar.

 ITEM 10. EXECUTIVE COMPENSATION

Summary of Executive Compensation

The following table provides a summary of the compensation paid to date during the last two completed fiscal years to the President and Chief Executive Officer, the former  Chief Executive Officer, the Chief Financial Officer, and the next two highest paid executive officers whose salary and bonus exceeds $100,000 in the most recent year (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year Ended January 31 (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Sass Peress President and CEO, Director	2007	$132,810	Nil	Nil	Nil	Nil	Nil	Nil	$132,810
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Taras Chebountchak Former President and CEO	2007(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Leon Assayag CFO	2007(2)	$11,005	Nil	Nil	Nil	Nil	Nil	Nil	$11,005
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joel Cohen, Former CFO , Director	2007(3)	Nil	Nil	Nil	Nil	Nil	Nil	$77,475(4)	$77,475
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Arlene Ades, Executive Vice-President, Head North American Sales	2007	$79,686	$92,967	Nil	Nil	Nil	Nil	$10,625(5)	$183,278
	2006	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Taras Chebountchak was President and CEO until September 29, 2006

(2) Mr. Leon Assayag has been with the Company since January 8, 2007

(3) Mr. Joel Cohen was acting CFO from March 1, 2006 to January 9, 2007

(4) This amount was paid as consulting fees to CCI Financial Group Inc., of which Mr. Cohen is a shareholder

(5) This amount represents an allowance for automobile expenses

  Outstanding Equity Awards at fiscal Year-End

  There were no stock options or other equity awards outstanding at January 31, 2007.

Long-Term Incentive Plans

On November 1, 2006, the Company's Board of Directors established the 2006 Stock Incentive Plan expiring on November 1, 2016.

Compensation of Directors

Our directors received no fees in their capacity as directors during the year ended January 31, 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of May 1, 2007 with respect to the beneficial ownership of our common stock by (i) each stockholder known to be the beneficial owner of more than 5% of our common stock, (ii) by each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. The address of each person listed below, unless otherwise indicated, is c/o ICP Solar Technologies Inc., 7075 Place Robert-Joncas, Unit 131, Montreal Quebec, H4M 2Z2. Unless otherwise indicated in the table footnotes, shares will be owned of record and beneficially by the named person. For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after the effective time of the acquisition of ICP. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.

		Amount and Nature
	Name and Address	of Beneficial	Percentage of
Title of Class	of Beneficial Owner	Ownership(1)	Class (1)
Common Stock	Equity Transfer & Trust Company	20,000,000	69%
	120 Adelaide St. W., Ste 420	Direct
	Toronto, Ont. M5H 4C3 (1)
Common Stock	Sass Peress (1)	18,591,808	64.1%
		Indirect
Common Stock	Bank Sal. Oppenheim jr cie	4,500,000	15.5%
	Uraniastrasse 28	Direct
	CH-8022
	Zurich , Switzerland (2)
Common Stock	Rahn & Bohmer Banquiers	2,000,000	6.8%
	Talkstrasse 15	Direct
	Postfach 8022
	Zurich , Switzerland (3)
Common Stock	Joel Cohen (1)	528,486	1.8%
		Indirect
Common Stock	Leon Assayag	None	0%

Common Stock	David Dangoor	None	0%

Common Stock	Paul Maycock	None	0%

Common Stock	David McDowell	None	0%

Common Stock	All directors and executive officers as a
	group (6 persons)	19,120,294	67.3%

 (1)              Equity Transfer & Trust Company holds the 20,000,000 shares of our common stock (the "Trust Shares") as trustee pursuant to the terms of the Exchange and Voting Trust Agreement dated September 29, 2006 between the Company, Exchangeco, Sass Peress, the Peress Family Trust, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Arlene Ades, and Joel Cohen (collectively the "Beneficiaries") Taras Chebountchak and Orit Stolyar. Under the terms of the Exchange and Voting Trust Agreement the Trust Shares are to be cancelled as each Exchangeable Shares is exchanged by the Beneficiaries for shares of ICP Solar and the Voting Rights to the Trust Shares are beneficially held by the Trustee for the Beneficiaries are as follows: (i) 301,497 Trust Shares, Eastern Liquidity Partners Ltd., beneficially owned by Sass Peress, (ii) 440,529 Trust Shares, The Sass Peress Family Trust, beneficially owned by Sass Peress, (iii) 6,626,787 Trust Shares, The Peress Family Trust, beneficially owned by Sass Peress, (iv) 11,222,995 Trust Shares, Sass Peress, (v) 879,706 Trust Shares, Arlene Ades, (vi) 528,486 Shares, Joel Cohen. See "Exchange and Voting Trust Agreement" above.

(2)              These shares are beneficially owned by Renee Grelat, Vice President and Urs Fricker, Senior Vice President, of Bank Sal. Oppenheim jr. cie.

(3)              These shares are beneficially owned by André M. Bodmer, Partner of Rahn & Bohmer Banquiers.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Except as described below, none of the following parties has, in the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

·

Any of our directors or officers;

·

Any person proposed as a nominee for election as a director;

·

Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

·

Any of our promoters; and

·

Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

In connection with the ICP Acquisition, Exchangeco Shares were issued to the following executive officers and directors: 528,486 shares to Mr. Joel Cohen, and 18,290,311 shares to Mr. Peress and his affiliates. The Exchangeco Shares are exchangeable on 1 for 1 basis with shares of our common stock.

Consulting fees of $7,000 are paid monthly to CCI Financial Group Inc., a company of which Mr. Cohen is a shareholder.

As at January 31, 2007, the Company had a loan payable to a Director of the Company in the amount of $501,301. The loan is payable upon demand and non-interest bearing, except for $264,820 which bears interest at prime rate.

ITEM 13. EXHIBITS

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

10.13	Lease Agreement dated March 22, 2006 between 2631-1746 Quebec Inc. and ICP Global Technologies Inc.

10.14	Lease Agreement dated October 10, 2003 among Mardan (Norwich) Limited, ICP Solar Technologies UK Limited and ICP Global Technologies Inc.

10.15	Employment Agreement dated November 6, 2005 between ICP Global Technologies Inc. and Arlene Ades.

10.16	Consulting Agreement dated November 24, 2004 between ICP Solar Technologies Inc. and Michael Di Domenico.

Exhibit Number	Description of Exhibits

10.17	Consulting Agreement dated March 1, 2006 between ICP Solar Technologies Inc. and 6100864 Canada Inc.

10.18

Management Agreement dated May 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc and Management Agreement Addendum dated August 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc.

10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.

10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005

10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares .(9)

10.22	Binding letter of intent between ICP Solar Technologies Inc. and Discover Power Inc.(10)

14	Code of Ethics

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.(3)

99.2	Disclosure Committee Charter.(3)

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2006.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on July 17, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 5, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 20, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 18, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

RSM Richter provided audit services in connection with the Company's annual financial statements for the fiscal years ended January 31, 2007 and 2006.

The following is a summary of RSM Richter's fees for professional services rendered for the fiscal years ended January 31, 2007 and 2006:

Fee Category	Fiscal 2007 Fees	Fiscal 2006 Fees
Audit Fees	$88,040	$126,845
Audit-Related Fees	46,221	24,750
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$134,261	$151,595

AUDIT FEES. Consists of fees for professional services rendered for the audit of ICP Solar's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RSM Richter in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ICP's consolidated financial statements and are not reported under "Audit Fees."

Audit Committee Approval

Before April 23, 2007, the Company did not have a standing audit committee. Therefore, all services provided to the Company by RSM Richter as detailed above, were approved by the Company's board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May, 2007.

ICP SOLAR TECHNOLOGIES INC.

BY:	/s/ Sass Peress
Sass Peress, President, Chief Executive Officer, Director (Principal Executive Officer)

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sass Peress	President, Chief Executive Officer, Director (Principal Executive Officer)	May 1, 2007
Sass Peress

/s/ Leon Assayag	Chief Financial Officer (Principal Accounting Officer)	May 1, 2007
Leon Assayag

/s/ Joel Cohen	Director	May 1, 2007
Joel Cohen

/s/ Paul Maycock	Director	May 1, 2007
Paul Maycock

Exhibit 31.1

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sass Peress, Chief Executive Officer of ICP Solar Technologies Inc. (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB of ICP Solar Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of our financial reporting internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

 Date: May 1, 2007

/S/ Sass Peress
---------------------------------
Sass Peress
Chief Executive Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Leon Assayag, Chief Financial Officer of ICP Solar Technologies Inc. (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB of ICP Solar Technologies Inc.,

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting internal controls which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

 Date: May 1, 2007

/S/ Leon Assayag
-----------------------------
Leon Assayag
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICP Solar Technologies Inc. (the "Company") on Form 10-KSB for the year end of January 31, 2007 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Sass Peress, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 1st day of May, 2007

/S/ Sass Peress
Sass Peress
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. Section 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ICP Solar Technologies Inc. (the "Company") on Form 10-KSB for the year end of January 31, 2007 as filed with the Securities and Exchange Commission on the date here of (the "Report"), I, Leon Assayag, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated this 1st day of May, 2007

/S/ Leon Assayag
Leon Assayag
Chief Financial Officer