Form 10QSB
period 2007-04-30
ICP Solar Technologies Inc.
filed 2007-06-19
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2007

OR

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

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

Number of shares outstanding of the registrant's class of common stock, as of June 19, 2007 was 29,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [     ]         No [ X ]

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at April 30, 2007 and January 31, 2007, related unaudited statements of operations and comprehensive loss, and cash flows for the three months ended April 30, 2007 and 2006 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended April 30, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2008 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Funds)

RSM Richter LLP
Chartered Accountants
Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Funds)

Contents

Balance Sheet	1 - 2

Statement of Operations and Comprehensive Loss	3

Statement of Cash Flows	4

Notes to Financial Statements	5 - 8

ICP Solar Technologies Inc.

Consolidated Balance Sheet
As At April 30, 2007
(Unaudited)
(Expressed in U.S. Funds)

	April 30,	January 31,
	2007	2007

Assets
Current

Cash	$37,257	$35,277
Term deposit	510,788	505,301
Accounts receivable	1,980,233	1,587,971
Income taxes recoverable	651,396	573,587
Inventories	1,880,485	2,085,765
Prepaid expenses	13,546	184,678
Current assets held for sale (note 5)	589,874	589,520
	5,663,579	5,562,099
Loan Receivable	3,000,000	2,914,612
Property and Equipment	99,880	105,552
Property and Equipment Held for Sale (note 5)	399,081	428,832

	$9,162,540	$9,011,095

	April 30,	January 31,
	2007	2007

Liabilities
Current

Bank indebtedness	$1,453,678	$1,159,688
Accounts payable and accrued liabilities	813,077	914,987
Current portion of government grants payable	27,024	114,480
Loan payable, director	533,910	501,301
Current liabilities held for sale (note 5)	468,595	478,575
	3,296,284	3,169,031
Convertible Notes, less unamortized discount of $675,692	1,824,308	1,746,344
Long-Term Liabilities Held for Sale (note 5)	3,338,567	3,030,727
Commitment and Contingencies
Shareholders' Equity
Capital Stock	290	290
Additional Paid-In Capital	6,482,923	6,482,923
Accumulated Other Comprehensive Loss	(810,562)	(800,719)
Accumulated Deficit	(4,969,270)	(4,617,501)
	703,381	1,064,993
	$9,162,540	$9,011,095

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Funds)

	Three-Month Period
	Ended April 30,
	2007	2006

Net Sales	$2,620,340	$2,668,761

Cost of Sales	1,417,402	1,406,890
Gross Margin	1,202,938	1,261,871
Expenses

Selling, general and administrative	1,220,266	909,821
Depreciation	78,506	77,079
Research and development	253	12,972
Foreign exchange (gain) loss	(88,240)	55,072
	1,210,785	1,054,944
Operating Earnings (Loss)	(7,847)	206,927

Interest expense	(42,303)	(47,484)
Interest income	5,473	-
Write-down of loan receivable	(229,128)	-
Accretion on discount on convertible notes	(77,964)	-
	(343,922)	(47,484)

Net Earnings (Loss)	(351,769)	159,443
Other Comprehensive Income
Foreign currency translation adjustment	(9,843)	(68,245)
Comprehensive Income (Loss)	(361,612)	91,198
Basic Weighted Average Number of Shares Outstanding	$29,000,000	$20,000,000
Basic and Diluted Earnings (Loss) Per Share	(0.01)	0.01

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
For the Year Ended April 30, 2007
(Unaudited)
(Expressed in U.S. Funds)

	Three-Month Period
	Ended April 30,

	2007	2006
Funds Provided (Used) -
Operating Activities
Net earnings (loss)	$(351,769)	$159,443
Depreciation	78,506	77,079
Write-down of property and equipment	4,346	53,428
Foreign exchange (gain) loss	(88,240)	55,072
Write-down of loan receivable	229,128	-
Accretion of discount on convertible notes	77,964	-
	(50,065)	345,022
Changes in non-cash operating elements of working capital used in continuing operations	(4,185)	(1,085,711)
Changes in non-cash operating elements of working capital from assets and liabilities held for disposal	(56,751)	(11,764)
	(111,001)	(752,453)
Financing Activities
Bank indebtedness	396,225	677,252
Loan payable, director	1,339	34,823
Loan payable	-	173,940
Government grants payable	(90,678)	-
Net cash provided from financing activities from continuing operations	306,886	886,015
Net cash from financing activities from assets and liabilities held for disposal	(40,491)	(15,206)
	266,395	870,809

Investing Activities
Term deposit	(5,486)	-
Net cash provided from investing activities from assets and liabilities held for disposal	87,146	-
	81,660	-
Effect of Foreign Exchange on Cash Balances	(235,074)	(118,356)
Increase in Cash	1,980	-
Cash
Beginning of Period	35,277	-
End of Period	$37,257	$-

See accompanying notes

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements

April 30, 2007

(Unaudited)

(Expressed in U.S. Funds)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the year ended January 31, 2007 except for those discussed in note 3 below.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008.  The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the year ended January 31, 2007.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported an accumulated deficit of $4,969,270 as at April 30, 2007 ($4,617,501 as at January 31, 2007).  To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

3.

Common Stock

100,000,000 shares authorized, $0.00001 par value
Issued -
29,000,000 Class "A" shares	$290

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements

April 30, 2007

(Unaudited)

(Expressed in U.S. Funds)

4.

Income Taxes

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, ''Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109'' (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.  The Company is currently subject to a four year statute of limitations by major tax jurisdictions.  The Company and its subsidiaries file income tax returns in Canada, UK, Asia and Australia.

5.

Net Assets Held for Sale

In April 2007, the Company's management and Board of Directors made a decision to sell 85% of the Company's shares in its manufacturing segment, ICP Solar Technologies (UK) ''ICP UK'', a wholly-owned subsidiary of the Company to a third party.  Accordingly, the net assets of ICP UK have been reclassified and disclosed as assets held for sale.

Included in the assets and liabilities held for sale are:

	April 30,	January 31,
	2007	2006

Cash	$ 99,017	$ 203,232
Accounts receivable	36,081	22,913
Inventories	360,563	319,620
Prepaid expenses	94,213	43,755
Current assets held for sale	589,874	589,520
Property and equipment held for sale	399,081	428,832
Accounts payable and accrued liabilities	371,792	370,070
Current portion of long-term debt	60,969	61,492
Current portion of obligation under capital lease	35,834	47,013
Current liabilities held for sale	468,595	478,575
Long-term liabilities held for sale	$ 3,338,567	$3,030,727

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements

April 30, 2007

(Unaudited)

(Expressed in U.S. Funds)

6.

Subsequent Events

Sale of 85% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the “Agreement”) with ISE LLC (“ISE”).  Under the terms of the Agreement, ISE shall acquire 85% of all of the Company’s shares of ICP UK for an aggregate amount of US $3 million.  On May 10, 2007, the Company and ISE signed an Amendment to the Agreement (“Amendment”), revising the modalities of payment.  As per the terms of the Amendment, ISE shall pay the Company a total of $1.00 for the shares.  In addition, ISE will pay the Company an amount equivalent to $3,000,000 representing the principal amount on a loan owed to the Company by ICP UK as follows:

a)

US $500,000 upon signing of the Agreement;

b)

US $500,000 on November 29, 2007;

c)

The balance shall be repaid as monthly payments for a period of 13.94 months as of January 1, 2008.  Each monthly payment shall be equal to US $143,500 per month and shall be made either in cash, or in kind in the form of solar panels, at the option of the Company or its subsidiaries, as per the terms of the Agreement.

From the signing of this Share Purchase Agreement until the Monthly Payment Commencement Date, the Company shall acquire 7,000 solar panels per month from the Acquirer, at the price per solar panel commencing at $24.60 and decreasing down to the Panel Price as the total cost per solar panel decreases, the sale of the panels shall be on a C.O.D./F.O.B. basis until such time as the Acquirer has secured an accounts receivable line of credit in which case, payment terms shall be net 60.  The Company shall have the option to acquire up to 7,000 solar panels per month from the Acquirer at the Panel Price for a six month period commencing from the date of the last Monthly Payment.

Stock Options

On May 18, 2007, for the first time, the Company granted a total of 1,807,500 options to certain of its employees and directors to purchase common shares.  The stock options are exercisable at a range of $2.25 to $2.3 per share and vest over a two year period with 25% over six months.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements

April 30, 2007

(Unaudited)

(Expressed in U.S. Funds)

Warrants

On May 18, 2007, the Company issued, as consulting fees, to a member of the immediate family of the President and CEO of the Company 100,000 stock purchase warrants exercisable into common shares at $2.25 per share which vest on October 3, 2007.

On May 18, 2007, the Company issued, as consulting fees, to a Director and former CFO of the Company 525,000 stock purchase warrants exercisable into common shares at $2.25 per share which vest on October 3, 2007.

7.

Segmented Information

During the 2007 fiscal year, the Company reorganized its strategic activities in two business segments.  The manufacturing activities represents the Company’s manufacturing plant held in the UK subsidiary.  All units produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities.  The two businesses are managed separately and exposed to different sets of risks.  The segmented information for the three months ended April 30, 2007 is approximately as follows:

	Selling	Manufacturing	Inter Entity	Total

Net sales	$ 2,620,340	$ 663,720	$ (663,720)	$2,620,340
Cost of sales	1,616,332	464,790	(663,720)	1,417,402
Gross Margin	1,004,008	198,930	-	1,202,938
Selling, general and administrative	616,895	603,371	-	1,220,266
Amortization	7,311	71,195	-	78,506
Foreign exchange (gain) loss	23,406	(111,646)	-	(88,240)
Write-down of loan receivable	229,128	-	-	229,128
Segment operating loss	127,268	(363,990)	-	(236,722)
Unallocated expenses
Research and development				253
Interest expense				114,794
Net Loss				$ (351,769)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in Item 1 of the Company’s Form 10KSB Annual Report for the period ended January 31, 2007, which are incorporated herein by reference.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited consolidated financial statements for the three months period ended April 30, 2007 and 2006 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “ICP,” “we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

The financial statements include estimates based on currently available information and management’s judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2006 and 2007 and the first three months ended April 30, 2007.

Overview

Company Background

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

On December 12, 2006, ICP Solar Technologies Inc. (formerly FC Financial Services Inc.) changed its year end from November 30 to January 31.

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

As a condition to the closing of the transaction, ICP Solar (formerly FC Financial) committed to raising $5 million of financing.  The loan receivable represents advances made pre-closing to ICP for working capital by ICP Solar (formerly FC Financial) as funds were received from the capital raise.

The transaction costs related to the above share exchange amounted to $271,466 and were charged to additional paid-in capital.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported an accumulated deficit of $4,969,270 as at April 30, 2007 (January 31, 2007 - $4,617,501).  To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients.  Management anticipates generating revenue through manufacturing and commercializing its products during the next year.  The Company has commenced the process of raising additional capital.  Should the Company be unable to continue as a going concern, it may be nable to realize the carrying value of its assets and to meet its liabilities as they become due.

Net Assets Held for Sale

In April 2007, the Company's management and Board of Directors made a decision to sell 85% of the Company's shares in its manufacturing segment, ICP Solar Technologies (UK) ''ICP UK'', a wholly-owned subsidiary of the Company to a third party.  Accordingly, the net assets of ICP UK have been reclassified and disclosed as assets held for sale.

Included in the assets and liabilities held for sale are:

April 30, 2007	January 31, 2006

Cash	$ 99,017	$ 203,232
Accounts receivable	36,081	22,913
Inventories	360,563	319,620
Prepaid expenses	94,213	43,755
Current assets held for sale	589,874	589,520
Property and equipment held for sale	399,081	428,832
Accounts payable and accrued liabilities	371,792	370,070
Current portion of long-term debt	60,969	61,492
Current portion of obligation under capital lease	35,834	47,013
Current liabilities held for sale	468,595	478,575
Long-term liabilities held for sale	$ 3,338,567	$ 3,030,727

Selected Consolidated Quarterly Information

(in thousands of $, except per-share amounts)

	Period Ended April 30,
	Three Months
	2007	2006

Revenues	2,620	2,669
Gross margin	1,203	1,262
Expenses	1,211	1,055
Operating Earnings (Loss)	(8)	207
Net earnings (Loss)	(352)	159
Earnings (loss) per Class A share
(basic and diluted)	(0.01)	0.01
Weighted average number of
Class A shares outstanding (in thousands)	29,000	20,000
Cash dividends paid on Class A shares	-	-

Balance Sheet Data

	April 30,	January 31,
	2007	2007

Total assets	9,162	9,011
Shareholders’ equity	703	1,065
Total interest-bearing debt(1) –	3,543	3,171
Total interest-bearing debt Held for Sale	196	224
Cash and short-term investments	548	540
Cash and short-term investments Held for Sale	99	203

(1)    Including long-term debt and its current portion, bank advances and loans, interest bearing portion of director’s loan payable, capital lease obligations and their current portion as well as convertible notes.

Seasonality

ICP’s business is subject to certain seasonal cycles, especially during the summer period corresponding to the part of the second quarter and part of the third quarter, traditionally the slowest of the Company’s fiscal year, and the month of December as a result of the end-of-year holidays.

Operating Results for the Three Month Period Ended April 30, 2007

Net Sales

During the first quarter ended April 30, 2007, ICP’s consolidated net sales posted a slight decrease of 2% or $49 thousand to $2.62 million, down from $2.67 million for the three month period ended April 30, 2006. The shortage of silicon supply in the quarter ended April 30, 2006 and the corresponding loss of customers due to lack of inventory and delivery delays has been offset in the quarter ended April 30, 2007 with an increase in sales to OEM customers. Thus sales have remained relatively stable in the first quarter compared to the corresponding period in 2006.

By geographic location, sales in North America accounted for approximately 51% of total sales, Europe 31%, Asia 8% and Africa 10%.

Gross Margin

The gross margin decreased by 4.6% or $58 thousand to $1.2 million. The gross profit margin as a percentage of sales worked out to 46%, compared to 47.3% the previous year remaining relatively stable.

Operating expenses

Selling and general and administrative expenses increased to $1.22 million from $910 thousand a year earlier. This increase of 34% or $310 thousand represents increased professional fees of $132 thousand related to compliance, disclosure and governance as a public company. Increased sales initiatives amounted to $62 thousand to revamp our web store to increase conversion rates and $39 thousand for travel to secure new customers in Europe and North America. The balance of the increase represents investment in new key personnel. Research and development expenses were practically nil in the first quarter compared to $13 thousand in the corresponding period a year earlier as the Company concentrated its efforts on commercializing the results of prior R&D efforts.

Including depreciation of $78 thousand and the gain on foreign exchange of $88 thousand, operating losses amounted to $8 thousand compared to earnings of $207 thousand for the three month period ended April 30, 2006.

Terms of sale of the factory described in note 7, Subsequent Events in the accompanying Financial Statements, call for a repayment by the purchaser in the amount of $3 million of the loans owing to the other related entities in the ICP group. As the total of these loans amounted to $3.2 million as of April 30, 2007, a write down of loan receivable of $229 thousand relating to the sale of the UK factory was recorded in the period. After giving effect to the write down and net interest expense of $37 thousand as well as the accretion of interest on convertible notes of $78 thousand, the net loss for the tree month period ended April 30, 2007 amounted to $352 thousand compared to net earnings of $159 thousand for the corresponding period a year earlier.

The net loss from the manufacturing segment as detailed below (see Segmented Information) amounted $364 thousand for the three month period ended April 30, 2007.

The loss per Class A share (basic and diluted) amounted to $0.01 on a weighted average of 29,000,000 outstanding shares, compared with earnings per share of $0.01 on 20,000,000 shares the previous year.

Segmented Information

During the 2007 fiscal year, the Company reorganized its strategic activities in two business segments.  The manufacturing activities represents the Company’s manufacturing plant held in the UK subsidiary.  All units produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities.  The two businesses are managed separately and exposed to different sets of risks.  The segmented information for the three months ended April 30, 2007 is approximately as follows:

	Selling	Manufacturing	Inter Entity	Total

Net sales	$ 2,620,340	$ 663,720	$ (663,720)	$2,620,340
Cost of sales	1,616,332	464,790	(663,720)	1,417,402
Gross Margin	1,004,008	198,930	-	1,202,938
Selling, general and administrative	616,895	603,371	-	1,220,266
Amortization	7,311	71,195	-	78,506
Foreign exchange (gain) loss	23,406	(111,646)	-	(88,240)
Write-down of loan receivable	229,128	-	-	229,128
Segment operating loss	127,268	(363,990)	-	(236,722)
Unallocated expenses
Research and development				253
Interest expense				114,794
Net Loss				$ (351,769)

Principal Cash Flows for the Three Month Period Ended April 30, 2007

Operating activities before net change in non-cash working capital items used cash flows of $50 thousand during the period compared to cash flows generated of $345 thousand a year earlier. Net change in non-cash working capital items related to operations used cash flows of $4 thousand for the three months ended April 30, 2007 compared to $1.0 million for the first quarter ended April 30, 2006. Net change in non-cash working capital items related to assets and liabilities held for sale used cash flows of $57 thousand for the three months ended April 30, 2007 compared to $12 thousand for the first quarter ended April 30, 2006.After net changes in non-cash working capital balances, operating activities used net cash flows of $111 thousand, compared with a use of cash of $752 thousand for the corresponding period the previous year.

Financing activities from continuing operations provided cash flows of $307 thousand, primarily as a result of increases in bank indebtedness of $396 thousand and repayment of government grants of $91 thousand. For the period ended April 30, 2006, financing activities from continuing operations provided cash flows of $886 thousand primarily as a result of bank credit and loans contracted.

Financing activities from assets and liabilities held for sale used net cash flows in the amount of $40 thousand compared to $15 thousand for the corresponding period the previous year. Thus the total cash flows generated from financing activities totaled $266 thousand compared to $871 thousand for the corresponding period a year earlier.

Investing activities generated cash flows of $82 thousand principally from the assets and liabilities held for sale.

After also deducting the $235 thousand exchange loss on cash denominated in foreign currency, the aggregate cash inflows and outflows for the three month period ended April 30, 2007 provided net cash flows of $2 thousand compared to nil for the same period last year. ICP ended the period with cash of $37,257, up from $nil as at April 30, 2006.

Financial Position as at April 30, 2007

Total assets amounted to $9.2 million as at April 30, 2007, compared to $9.0 million as at January 31, 2007. This increase primarily reflects the increase in accounts receivable, and decrease in inventories.

Working capital remained unchanged at $2.4 million as at April 30, 2007. The current ratio was also relatively unchanged at 1.72:1. Excluding current assets and liabilities held for sale, the working capital ratio works out to 1.80:1 as at April 30, 2007 compared to 1.85:1 as at January 31, 2007

The liability component of the convertible notes amounted to $1.8 million as at April 30, 2007, compared with $1.7 million at the end of January 31, 2007. Interest-bearing debt  from continuing operations (consisting of long-term debt and its current portion, convertible notes, bank indebtedness, and obligations under capital lease) went from $3.1 million as at January 31, 2007, to $3.5 million as at April 30, 2007. Considering the accumulated losses to date and the increase in total debt, the Company is not in compliance with certain ratios contained in the covenants related to banking agreements and could be required to repay on demand all amounts due ($ 1.4 Million as of April 30, 2007) under these agreements. The Company has not received any default notice from its lenders thus far. The Company is seeing to obtaining the necessary waivers or changes to these credit agreements from its lenders.

Shareholders’ equity amounted to $703 thousand, compared to $1.1 million as at January 31, 2007. The decrease is attributable to the net loss for the period.

Subsequent Events

Sale of 85% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the “Agreement”) with ISE LLC (“ISE”).  Under the terms of the Agreement, ISE shall acquire 85% of all of the Company’s shares of ICP UK for an aggregate amount of US $3 million.  On May 10, 2007, the Company and ISE signed an Amendment to the Agreement (“Amendment”), revising the modalities of payment.  As per the terms of the Amendment, ISE shall pay the Company a total of $1.00 for the shares.  In addition, ISE will pay the Company an amount equivalent to $3,000,000 representing the principal amount on a loan owed to the Company by ICP UK as follows:

a)  US $500,000 upon signing of the Agreement;

b)  US $500,000 on November 29, 2007;

c)  The balance shall be repaid as monthly payments for a period of 13.94 months as of January 1, 2008.  Each monthly payment shall be equal to US $143,500 per month and shall be made either in cash, or in kind in the form of solar panels, at the option of the Company or its subsidiaries, as per the terms of the Agreement.

From the signing of this Share Purchase Agreement until the Monthly Payment Commencement Date, the Company shall acquire 7,000 solar panels per month from ISE, at the price per solar panel commencing at $24.60 and decreasing down to the Panel Price as the total cost per solar panel decreases, the sale of the panels shall be on a C.O.D./F.O.B. basis until such time as the Company has secured an accounts receivable line of credit in which case, payment terms shall be net 60.  The Company shall have the option to acquire up to 7,000 solar panels per month from ISE at the Panel Price for a six month period commencing from the date of the last Monthly Payment.

Stock Options

On May 18, 2007, for the first time, the Company granted a total of 1,807,500 options to certain of its employees and directors to purchase common shares.  The stock options are exercisable at a range of $2.25 to $2.3 per share and vest over a two year period with 25% over six months.

Warrants

On May 18, 2007, the Company issued, as consulting fees, to a member of the immediate family of the President and CEO of the Company 100,000 stock purchase warrants exercisable into common shares at $2.25 per share which vest on October 3, 2007.

On May 18, 2007, the Company issued, as consulting fees, to a Director and former CFO of the Company 525,000 stock purchase warrants exercisable into common shares at $2.25 per share which vest on October 3, 2007.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this quarterly report on Form 10-QSB.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms were effective.

Changes in Internal Controls over Financial Reporting

There have been no significant changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ICP has been named defendant in a legal action by a former employee for an approximate amount of $263,000.  Management is of the opinion that the claim is unfounded.  No provision for possible loss has been included in the financial statements accompanying this Annual Report. Subsequent to period end, on June 15, 2007 this claim has been resolved for an amount of CAD $25,000.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter ended April 30, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

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

10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.
10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005
10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares .(9)
10.22	Binding letter of intent between ICP Solar Technologies Inc. and Discover Power Inc.(10)
10.23	Share Purchase Agreement dated May 9, 2007 between ICP Solar Technologies Inc. and ISE Solar LLC.(11)
10.24	Amendment dated May 10, 2007 to Share Purchase Agreement dated May 9, 2007 between ICP Solar Technologies Inc. and ISE Solar LLC.(12)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter.(3)
99.2	Disclosure Committee Charter.(3)

Notes

(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.

(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2006.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on July 17, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 5, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 20, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 18, 2007.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 10, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 16, 2007.