Form 10QSB
period 2007-07-31
ICP Solar Technologies Inc.
filed 2007-09-19
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2007

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

Number of shares outstanding of the registrant's class of common stock, as of September 19, 2007 was 29,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [     ]         No [ X ]

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at July 31, 2007 and January 31, 2007, related unaudited statements of operations and comprehensive loss, and cash flows for the three and six months ended July 31, 2007 and 2006 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended July 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2008 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
July 31, 2007
(Expressed in U.S. Funds)
(Unaudited)

RSM Richter LLP
Chartered Accountants
Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
July 31, 2007
(Expressed in U.S. Funds)
(Unaudited)

Contents

Balance Sheet	1 - 2

Statement of Shareholders' Equity	3

Statement of Earnings and Comprehensive Income	4

Statement of Cash Flows	5

Notes to Financial Statements	6 - 15

ICP Solar Technologies Inc.

Consolidated Interim Balance Sheet
As At
(Unaudited)
(Expressed in U.S. Funds)

	July 31,	January 31,
	2007	2007

Assets
Current

Cash	$8,303	$238,509
Term deposit	505,240	505,301
Accounts receivable	1,808,382	1,610,884
Income taxes recoverable	80,560	573,587
Inventories	2,665,331	2,405,386
Prepaid expenses	25,560	228,433
Loan receivable	500,000	-
	5,593,376	5,562,100
Property and Equipment (note 4)	96,005	534,384
Investment in Epod Solar (Wales) Ltd. (note 8)	1	-
Loan Receivable, less unamortized discount of $528,818 (note 8)	1,471,182	-
	$7,160,564	$6,096,484

	July 31,	January 31,
	2007	2007

Liabilities
Current

Bank indebtedness (note 5)	1,142,685	1,159,689
Accounts payable and accrued liabilities	982,942	1,285,056
Current portion of long-term debt	-	61,493
Current portion of government grants payable	25,344	114,480
Current portion of obligation under capital lease	-	47,013
Loan payable, director	273,098	501,301

	2,424,069	3,169,032

Long-Term Debt	-	116,115
Convertible Notes, less unamortized discount of $659,373
(January 31, 2007 - $753,656) (note 10)	1,840,627	1,746,344

Commitment and Contingencies

Shareholders' Equity

Capital Stock (note 6)	290	290

Warrants Exercised, Shares Not Issued (note 7)	727,210	-

Additional Paid-In Capital (note 7)	6,958,615	6,482,923

Accumulated Other Comprehensive Loss	(798,469)	(800,719)

Accumulated Deficit	(3,991,778)	(4,617,501)

	2,895,868	1,064,993

	$7,160,564	$6,096,484

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Interim Statement of Shareholders' Equity
For the Six Month Period Ended July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

			Warrants		Accumulated
			Exercised,	Additional	Other		Total
	Common Stock		Shares Not	Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Issued	Capital	Loss	Deficit	Equity

Balance - January 31, 2007	29,000,000	$290	-	$6,482,923	$(800,719)	$(4,617,501)	$1,064,993
Warrants exercised, shares not issued	-	-	$727,210	(177,210)	-	-	550,000
Stock options issued	-	-	-	153,701	-	-	153,701
Warrants issued	-	-	-	499,201	-	-	499,201
Foreign currency translation adjustment	-	-	-	-	2,250	-	2,250
Net earnings	-	-	-	-	-	625,723	625,723
Balance - July 31, 2007	29,000,000	$290	$727,210	$6,958,615	$(798,469)	$(3,991,778)	$2,895,868

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Earnings and Comprehensive Income
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,

	2007	2006	2007	2006
Net Sales	$1,690,536	$2,174,439	$4,310,876	$4,843,200
Cost of sales	844,902	1,644,877	2,262,304	3,051,767
Gross Margin	845,634	529,562	2,048,572	1,791,433

Expenses

Selling, general and administrative	1,918,998	842,703	3,139,264	1,752,524
Depreciation	10,669	77,079	89,175	154,158
Research and development	10	12,968	263	25,940
Foreign exchange (gain) loss	75,216	55,074	(13,024)	110,146

	2,004,893	987,824	3,215,678	2,042,768

Operating Loss	(1,159,259)	(458,262)	(1,167,106)	(251,335)

Interest expense	(142,146)	(63,750)	(184,449)	(111,234)
Interest income	5,827	-	11,300	-
Discount given on loan receivable	(618,658)	-	(618,658)	-
Write-down of loan receivable	-	-	(229,128)	-
Accretion of discount on convertible notes	(16,319)	-	(94,283)	-
Accretion of discount on loan receivable	89,840		89,840
Gain on disposition of subsidiary (note 8)	2,818,207	-	2,818,207	-

Net Earnings (Loss)	977,492	(522,012)	625,723	(362,569)

Other Comprehensive Income (Loss)

Foreign currency translation adjustment	12,093	39,820	2,250	(28,425)

Comprehensive Income (Loss)	$989,585	$(482,192)	$627,973	$(390,994)

Basic Weighted Average Number of Shares Outstanding	29,000,000	20,000,000	29,000,000	20,000,000

Basic and Diluted Earnings (Loss) Per Share (note 9)	0.03	(0.03)	0.02	(0.02)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,

	2007	2006	2007	2006
Funds Provided (Used)

Operating Activities

Net earnings (loss)	$977,492	$(522,012)	$625,723	$(362,569)
Stock options issued	153,701	-	153,701	-
Warrants issued	499,201	-	499,201	-
Depreciation	10,669	77,079	89,175	154,158
Discount given on loan receivable	618,658	-	618,658	-
Write-down of property and equipment	-	774	4,346	54,202
Foreign exchange (gain) loss	75,216	55,074	(13,024)	110,146
Gain on disposal of subsidiary	(2,818,207)	-	(2,818,207)	-
Write-down of loan receivable	-	-	229,128	-
Accretion of discount on convertible notes	16,319	-	94,283	-
Accretion of discount on loan receivable	(89,840)		(89,840)
	(556,791)	(389,085)	(606,856)	(44,063)
Changes in non-cash operating elements of working capital	271,611	(162,573)	210,675	(1,260,048)
	(285,180)	(551,658)	(396,181)	(1,304,111)

Financing Activities

Bank indebtedness	(413,229)	(756,098)	(17,004)	(78,846)
Long-term debt	(160,987)	-	(187,954)	-
Loan payable, director	(270,399)	504	(269,060)	35,327
Loan payable	-	1,326,060	-	1,500,000
Obligation under capital lease	(36,228)	(9,121)	(49,752)	(24,327)
Government grants payable	(6,209)	-	(96,887)	-
Warrants exercised, shares not issued	550,000	-	550,000	-
	(337,052)	561,345	(70,657)	1,432,154

Investing Activities

Additions to property and equipment	(668)	(1,767)	(17,737)	(1,767)
Loan receivable	150,000	-	150,000	-
Proceeds from disposition of subsidiary	1	-	1	-
Term deposit	5,547	-	61	-
	$154,880	$(1,767)	$132,325	$(1,767)

Effect of Foreign Exchange on Cash Balances	339,381	(7,920)	104,307	(126,276)

Decrease in Cash	(127,971)	-	(230,206)	-

Cash, Beginning of Period	136,274	-	238,509	-

Cash, End of Period	$8,303	$-	$8,303	$-

See accompanying notes

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the year ended January 31, 2007 except for those discussed in note 3 below. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2007 and 2006.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $3,991,778 as at July 31, 2007 ($4,617,501 as at January 31, 2007). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

3.

Summary of Significant Accounting Policies

Income Taxes

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, ''Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109'' (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The Company is currently subject to a four year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in Canada, UK, United States, Asia and Australia.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies (Cont’d)

Investments

The Company records its investments in which it does not exercise significant influence using the cost method.

Change in Functional Currency

It is management’s view that the United States dollar best portrays the economic results of the worldwide operations and thereby best achieves the objectives of foreign currency translation. As a result, effective May 9, 2007 the functional currency was changed from the Canadian dollar to the United States dollar to reflect the increased exposure to the US dollar as a result of the sale of 85% of the Company’s share in its UK subsidiary. The method used to translate the results and financial position for items and transactions denominated in non-US currencies are as follows:

Monetary items – at exchange rates in effect at the balance sheet date;

Non-monetary items – at exchange rates in effect on the dates of the transactions;

Revenue and expenses – at average exchange rates prevailing during the period, except for inventories and amortization which are translated at rates prevailing when the related assets were acquired.

Gains and losses arising from foreign currency translation are included in income.

The Company applied the functional currency change on a prospective basis as of May 9, 2007. This change in functional currency did not have a material effect on the accounts of the Company for the three months and six months ended July 31, 2007.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

4.

Property and Equipment

	Cost	Accumulated	July 31, 2007	January 31, 2007
		Amortization	Net Carrying	Net Carrying
			Amount	Amount

Machinery and equipment	$485,423	$440,273	$45,150	$483,613
Furniture and fixtures	122,690	102,402	20,288	18,240
Computer equipment	221,593	191,026	30,567	32,531

	$829,706	$733,701	$96,005	$534,384

On May 9, 2007, property and equipment with a net book value of $399,081 was disposed of as part of the disposition of net assets of U.K. factory as disclosed in Note 8.

5.

Bank Indebtedness

The terms of the banking agreement require the Company to comply with certain financial covenants. At July 31, 2007, the Company was not in compliance with the debt to equity ratio and the minimum shareholders’ equity and could be required to repay on demand all amounts due under the agreement. The Company has not received any default notice and is seeking to obtain the necessary waivers or changes to the agreement. As security for this credit facility the Company has pledged substantially all of its assets.

6.

Capital Stock

100,000,000 shares authorized, $0.00001 par value
Issued -
29,000,000 Class "A" shares	$290

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

7.

Additional Paid-In Capital

Stock Options

On May 18, 2007, for the first time, the Company granted a total of 1,832,500 options to certain of its employees and directors to purchase common shares. The stock options are exercisable at a range of $2.25 to $2.35 per share and have a vesting period of 24 months with 25% of the options granted becoming exercisable every six months commencing from the date of grant. The options granted expire May 18, 2017.

As a result of the grant, the Company recorded a compensation expense of $153,701 in the three-month period ended July 31, 2007.

The stock options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	85%
Expected life	5.75 years
Risk-free interest rate	5%
Dividend yield	Nil
Weighted average fair value of options at grant date	$1.82

Transactions related to outstanding stock options are detailed as follows:

		Weighted Average	Weighted Average
		Exercise Price Per	Remaining
	Number	Share	Contractual Life
Granted	1,832,500	2.25	10 years
Expired	-	-
Exercised	-	-
Forfeited	(382,500)	2.25	10 years
Balance – as at July 31, 2007	1,450,000	2.25	10 years
Options, exercisable, at end of period	-	-

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

7.

Additional Paid-In Capital (Cont’d)

Warrants

On May 18, 2007, the Company issued, as consulting fees, to a member of the immediate family of the President and CEO of the Company, 100,000 stock purchase warrants exercisable into common shares at $2.25 per share. These warrants may be exercised in whole or in part at any time after October 3, 2007 and expire on May 18, 2012. As a result, the Company recorded an expense of $79,872 during the three month period ending July 31, 2007.

On May 18, 2007, the Company issued, as consulting fees, to a Director and former CFO of the Company 525,000 stock purchase warrants exercisable into common shares at $2.25 per share. These warrants may be exercised in whole or in part, at any time after October 3, 2007 and expire on May 18, 2012. As a result, the Company recorded an expense of $419,329 during the three-month period ending July 31, 2007.

The stock purchase warrants were accounted for at their fair value of $898,563. An expense of $499,201 was recorded during the quarter ended July 31, 2007 and the balance, amounting to $399,362, is to be recorded as an expense in the third quarter ending October 31, 2007.

The fair value of the warrants issued was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility		85%
Expected life		3 years
Risk-free interest rate		5%
Dividend yield	$	Nil

A summary of the activity in the Company’s warrants during the period is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, as at January 31, 2007	5,150,000	$1.00
Transactions during the period:
Issued	625,000	$2.25
Exercised	(550,000)	$1.00
Expired	-	-
Outstanding, end of period	5,225,000	$1.15

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

7.

Additional Paid-In Capital (Cont’d)

The following table provides additional information with respect to outstanding warrants at July 31, 2007:

		Number of	Exercise
Grant Date	Expiry Date	Warrants	Price
May 15, 2006	November 2007	1,950,000	$ 1.00
July 11, 2006	January 2008	2,500,000	$ 1.00
October 6, 2006	October 2008	150,000	$ 1.00
May 18, 2007	May 2012	625,000	$ 2.25
		5,225,000

On July 26, 2007, the Company received $550,000 for the exercise of 550,000 warrants granted on May 15, 2006. As at July 31, 2007, these shares had yet to be issued from treasury and were subsequently issued September 7, 2007.

8.

Sale of 85% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the "Agreement") with ISE LLC ("ISE"). Under the terms of the Agreement, ISE acquired 85% of the Company’s shares of ICP UK (name changed to Epod Solar (Wales) Ltd. on June 26, 2007) for an aggregate amount of $3,000,000. On May 10, 2007, the Company and ISE signed an Amendment to the Agreement ("Amendment"), revising the modalities of payment. As per the terms of the Amendment, ISE shall pay the Company a total of $1.00 for the shares. In addition, ISE will pay the Company an amount equivalent to $3,000,000 representing the principal amount on a loan owed to the Company by ICP UK as follows:

a)

$150,000 received upon signing of the Agreement and $350,000 received in kind in the form of solar panels;

b)

 $500,000 on November 29, 2007; and

c)

The balance shall be repaid as monthly payments for a period of 13.94 months as of January 1, 2008. Each monthly payment shall be equal to $143,500 per month and shall be made either in cash, or in kind in the form of solar panels, at the option of the Company or its subsidiaries, as per the terms of the Agreement.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

8.

Sale of 85% of Shares of ICP UK (Cont’d)

From the signing of this Share Purchase Agreement until the Monthly Payment Commencement Date, the Company shall acquire 7,000 solar panels per month from the Acquirer, at a price per solar panel (Panel Price) commencing at $24.60 and decreasing as the total cost per solar panel decreases, the sale of the panels shall be on a C.O.D./F.O.B. basis until such time as the Acquirer has secured an accounts receivable line of credit in which case, payment terms shall be net 60. The Company shall have the option to acquire up to 7,000 solar panels per month from the Acquirer at the Panel Price for a six month period commencing from the date of the last Monthly Payment.

The sale of the shares resulted in a gain of $2,818,207 calculated as follows:

Proceeds of disposal	$1
Current assets	(589,874)
Property and equipment	(399,081)
Current liabilities	468,595
Long-term liabilities	3,338,566

Gain on disposition of subsidiary	$2,818,207

9.

Basic and Diluted Earnings Per Share

Basic and diluted earnings per share is calculated based on the weighted average number of shares outstanding during the period. The dilution effect of the warrants is insignificant. Share based compensation and convertible notes have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

10.

Segmented Information

The distribution of the revenue of the Company by geographic location is approximately as follows:

	For the Three-Month	For the Six-Month Period
	Period Ended July 31, 2007	Ended July 31, 2007
North America	$1,250,997	$2,715,852
Europe	405,728	1,207,045
Asia	33,811	258,653
Africa	-	129,326

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

11.

Segmented Information (Cont’d)

The distribution of the property and equipment by geographic location is approximately as follows:

	July 31, 2007	January 31, 2007
North America	$96,005	$105,552
Europe	-	428,832

12.

Comparative Figures

Certain reclassifications of accounts for the three month period ended July 31, 2006 and the six month period ended July 31, 2006 have been made to facilitate comparison with the current periods.

13.

Subsequent Events

Acquisition of WES Power Technology Inc.

On August 27, 2007 the Company announced that it had executed a Share Purchase Agreement (The "Agreement") with Gerry Heffernan, Michael Snow, and Philip Crowley, majority shareholders of Wes Power Technology Inc. ("WES") ("WES Shareholders"), pursuant to which the Company has indicated its intention to purchase from the WES Shareholders all of the issued and outstanding shares of WES, located in St. John’s, Newfoundland. WES is a designer and manufacturer of power management systems for renewable energy sources.

Under the terms of the Agreement, the Company shall acquire 100% of all of the shares of WES for the following consideration:

(a)

An amount of $1.00 shall be paid by the Company to WES;

(b)

On the closing date, the Company will issue WES shareholders 250,000 warrants to purchase common shares of the Company on a one for one basis. The Warrants will have a maturity date of five (5) years from date of issuance and an exercise price equal to the closing share price of the Company on the last trading day prior to the date of issuance. The warrants shall be convertible within five (5) years from date of issuance following registration with the SEC. The related restricted shares shall become available for sale at the earliest on October 31, 2007; and

(c)

Execution of employment agreements by the Company or one of its subsidiaries with each of the WES shareholders, to the satisfaction of all parties.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

13 .

Subsequent Events (Cont’d)

Options

On August 21, 2007, the Company granted, as consulting fees, a total of 255,000 options to purchase common shares. The stock options are exercisable into common shares at $1.80 per share at the date of grant. The options expire on August 21, 2009. As a result of the grant, the Company will record a consulting fee expense of $355,521 in the three month period ending October 31, 2007.

The stock options will be accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	83%
Contractual life	2 years
Risk-free interest rate	4.40%
Dividend yield	Nil
Weighted average fair value of options at grant date	$ 1.39

Warrants

On August 21, 2007, the Company granted, as consulting fees, a total of 250,000 warrants to purchase common shares. The warrants are exercisable into common shares at $1.80 per share at the date of grant. The warrants expire on August 21, 2009. As a result of the grant, the Company will record a consulting fee of $348,550 in the three month period ending October 31, 2007.

The fair value of the warrants issued will be determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	83%
Contractual life	2 years
Risk-free interest rate	4.40%
Dividend yield	Nil

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

13 .

Subsequent Events (Cont’d)

Convertible Notes

The terms of the convertible notes require the Company to comply with certain covenants. The Company had failed to pay the first interest payment amounting to $200,000 due on June 30, 2007 and therefore was in default. On September 19, 2007, the Company will issue 69,445 common shares from treasury as payment of the interest as per the terms of the convertible notes. Also, on September 19, 2007, 250,000 of the notes were converted into common shares and a request to convert an additional 1,400,000 notes into common shares was received from the convertible note holder. The Company has not received any other notices. The classification of the convertible notes has remained long-term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward Looking Statements

The Management’s Discussion and Analysis ("MD&A") is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under "Risk Factors" contained in Item 1 of the Company’s Form 10KSB Annual Report for the period ended January 31, 2007, which are incorporated herein by reference. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited consolidated financial statements for the three and six month periods ended July 31, 2007 and 2006 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," "ICP," "we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

Compliance with Generally Accepted Accounting Principles
Unless otherwise indicated, the financial information presented below, including tabular amounts, is expressed in US dollars and prepared in accordance with accounting principles generally accepted in the United States ("GAAP").

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

Changes in Accounting Principles

Income Taxes

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, ''Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109'' (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The Company is currently subject to a four year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in Canada, UK, United States, Asia and Australia.

Changes in Accounting Principles

Share-Based Payments

The Company has accounted for share based payments in accordance with the provisions of FAS 123R "Share based payments (Revised)" and accordingly has recognized in its financial statements share based payments at their fair value. In addition, the Company has recognized in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense is to be recognized on a straight line basis over the vesting period and the offsetting credit recorded in additional paid in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid in capital will be recognized as capital stock. When options are forfeited because the service requirements are not met, any expense previously recorded will be reversed in the period of forfeiture. The Company uses the Black- Scholes-Merton option pricing model to determine the fair value of the options.

Change in Functional Currency

It is management’s view that the United States dollar best portrays the economic results of the worldwide operations and thereby best achieves the objectives of foreign currency translation. As a result, effective May 9, 2007 the functional currency was changed from the Canadian dollar to the United States dollar to reflect the increased exposure to the US dollar as a result of the sale of 85% of the Company’s share in its UK subsidiary. The method used to translate the results and financial position for items and transactions denominated in non-US currencies are as follows:

Monetary items – at exchange rates in effect at the balance sheet date;

Non-monetary items – at exchange rates in effect on the dates of the transactions;

Revenue and expenses – at average exchange rates prevailing during the period, except for inventories and amortization which are translated at rates prevailing when the related assets were acquired.

Gains and losses arising from foreign currency translation are included in income.

The Company applied the functional currency change on a prospective basis as of May 9, 2007. This change in functional currency did not have a material effect on the accounts of the Company for the three months and six months ended July 31, 2007.

No accounting changes were adopted during fiscal 2007.

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

Our plan of operation for the next twelve months is to engage in our marketing and sales efforts. We plan to expand our current distribution depth within the markets of North America, Europe and Japan for our consumer goods segment through the marketing of our internal brand Sunsei TM , as well as licensed brand Coleman®.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $3,991,778 as at July 31, 2007 (January 31, 2007 - $4,617,501). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

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

Sale of 85% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the "Agreement") with ISE LLC ("ISE"). Under the terms of the Agreement, ISE acquired 85% of all of the Company’s shares of ICP UK (name changed to EPOD Solar (Wales) Ltd. on June 26, 2007) for an aggregate amount of US $3 million. On May 10, 2007, the Company and ISE signed an Amendment to the Agreement ("Amendment"), revising the modalities of payment. As per the terms of the Amendment, ISE shall pay the Company a total of $1.00 for the shares. In addition, ISE will pay the Company an amount equivalent to $3,000,000 representing the principal amount on a loan owed to the Company by ICP UK as follows:

a)

US $150,000 received upon signing of the Agreement and $350,000 received in kind in the form of solar panels;

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

The sale resulted in a gain of $2,818,207 from the disposition of the net assets of the UK factory as follows:

Proceeds of Disposal	1
Current assets	$(589,874)
Property & Equipment	(399,081)
Current liabilities	468,595
Long-term liabilities	3,338,566

Gain on Disposition of Subsidiary	$2,818,207

Selected Consolidated Quarterly Information
(in thousands of $, except per-share amounts) (unaudited)

	Period Ended July 31,
	Three Months		Six Months
	2007	2006	2007	2006

Revenues	1,691	2,174	4,311	4,843
Gross margin	846	530	2,049	1,791
Expenses	2,005	988	3,216	2,043
Operating Earnings (Loss)	(1,159)	(458)	(1,167)	(251)
Net earnings (Loss)	977	(522)	626	(363)
Earnings (loss) per Class A share-basic and diluted	.03	(.03)	.02	(.02)
Weighted average number of
Class A shares outstanding –basic (in thousands)	29,000,000	20,000,000	29,000,000	20,000,000
Cash dividends paid on Class A shares	-	-	-	-

Balance Sheet Data

	July 31,	January 31,
	2007	2007

Total assets	7,161	6,096
Shareholders’ equity	2,896	1,065
Total interest-bearing debt (1) –	3,256	3,631
Cash and short-term investments	513	744

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

Operating Results for the Three Month Period Ended July 31, 2007

Net Sales

During the second quarter ended July 31, 2007, ICP’s consolidated net sales posted a decrease of 22% or $483 thousand to $1.69 million, down from $2.17 million for the three month period ended July 31, 2006. The reduction in sales in the second quarter of 2007 is due to several factors. Firstly, strong demand during the second quarter of fiscal 2006 was due to, and made up for, the shortage of supply experienced by our customers in the first quarter of 2006. Secondly, during part of the second quarter of 2007 we experienced some downtime as we reorganized and increased the size of our North American sales division as part of our continuing plan to expand the depth of our OEM and consumer markets. Lastly we undertook this initiative during the summer months, a traditionally slow period, particularly in Europe, where our customer base has expanded this year to date compared to last year.

By geographic location, sales in North America accounted for approximately 74% of total sales, Europe 24%, and Asia 2%.

Gross Margin

The gross margin increased by 60% or $316 thousand to $846 thousand for the quarter. The gross profit margin as a percentage of sales worked out to 50%, compared to 24.4% the previous year. This significant increase reflects initiatives implemented since the beginning of the fiscal year to tighten controls, streamline operational procedures and reduce operational costs.

Operating expenses

Selling and general and administrative expenses increased to $1.9 million from $843 thousand a year earlier. During the quarter, for the first time, the company granted stock options and warrants to employees, directors and certain consultants as described in further detail in Note 7, Additional Paid-In Capital in the accompanying Financial Statements. A total of 1,832,500 stock options and 625,000 warrants were issued. The compensation expenses related to these issues recognized in the second quarter amounted to $653 thousand and accounts for approximately 60% of the increase of $1.1 million in selling, general, and administrative expenses. The greater part of the balance of the increase, amounting to $256 thousand, represents increased professional fees of $160 thousand related to compliance, disclosure and governance as a public company. Increased sales initiatives including investment in new key personnel amounted to $96 thousand. Research and development expenses were nil in the first quarter compared to $13 thousand in the corresponding period a year earlier as the Company continued to concentrate its efforts on commercializing the results of prior R&D efforts.

Including depreciation of $11 thousand and the loss on foreign exchange of $75 thousand, operating losses amounted to $1.16 million compared to losses of $458 thousand for the three month period ended July 31, 2006.

At the beginning of the quarter ended July 31, 2007, ICP sold 85% of its factory located in the UK as further described in note 8, Sale of 85% of shares of ICP UK in the accompanying Financial Statements. The sale resulted in a net gain of $2.82 million and was recorded in the period. An amount of $619 thousand has been recorded in the period as a discount on the corresponding loan receivable. Revenue of $90 thousand representing the accretion of the discount for the period is also reflected. After giving effect to these items and net interest expense of $136 thousand as well as the accretion expense of discount on convertible notes of $16 thousand, the net earnings for the three month period ended July 31, 2007 amounted to $977 thousand compared to a net loss of $522 thousand for the corresponding period a year earlier.

The earnings per Class A share - basic and diluted amounted to $0.03 on a weighted average of 29,000,000 outstanding shares, compared with a loss per share (basic and diluted) of $0.03 on 20,000,000 shares the previous year.

Principal Cash Flows for the Three Month Period Ended July 31, 2007

Operating activities before net change in non-cash working capital items used cash flows of $557 thousand during the period compared to $389 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $272 thousand for the three months ended July 31, 2007 compared to a use of cash of $163 thousand for the first quarter ended July 31, 2006. After net changes in non-cash working capital balances, operating activities used net cash flows of $285 thousand, compared with a use of cash of $552 thousand for the corresponding period the previous year.

Financing activities used cash flows of $337 thousand, primarily as a result of repayment of bank indebtedness of $413 thousand, repayment of long-term debt of $161 thousand, repayment of director’s loan of $270 thousand and receipt of $550 thousand from the exercise of warrants. For the period ended July 31, 2006, financing activities from continuing operations provided cash flows of $561 thousand primarily as a result loans contracted in the amount of $1.3 million offset by repayment of bank indebtedness of $756 thousand.

Investing activities generated cash flows of $155 thousand principally from the repayment of the first installment of the loan related to the disposition of the UK factory. Of the initial payment of $500 thousand called for in the agreement, $150 thousand was received in cash and the balance amounting to $350 thousand was received in inventory.

After also adding the $339 thousand exchange gain on cash denominated in foreign currency, the aggregate cash inflows and outflows for the three month period ended July 31, 2007 used net cash flows of $128 thousand compared to nil for the same period last year. ICP ended the period with cash of $8.3 thousand, up from $nil as at July 31, 2006.

Operating Results for the fist Six Months Ended July 31, 2007

Net Sales

During the six months ended July 31, 2007, ICP’s consolidated net sales posted a decrease of 11% or $532 thousand to $4.31 million, down from $4.84 million for the six month period ended July 31, 2006. The reduction in sales reflects principally events of the second quarter of 2007. Strong demand during the second quarter of fiscal 2006 was due to, and made up for, the shortage of supply experienced by our customers in the first quarter of 2006. Secondly, during part of the second quarter of 2007 we experienced some downtime as we reorganized and increased the size of our North American sales division as part of our continuing plan to expand the depth of our OEM and consumer markets. Lastly we undertook this initiative during the summer months, a traditionally slow period, particularly in Europe, where our customer base has expanded this year to date compared to last year.

By geographic location for the first six months ended July 31, 2007, sales in North America accounted for approximately 63% of total sales, Europe 28%, Asia 6% and Africa 3%.

Gross Margin

The gross margin increased by 14.4% or $258 thousand to $2.0 million during the first six months of fiscal 2007. The gross profit margin as a percentage of sales worked out to 47.5%, compared to 37% for the first six months of the previous year. This significant increase reflects initiatives implemented since the beginning of the fiscal year to tighten controls, streamline operational procedures and reduce operational costs.

Operating expenses

Selling and general and administrative expenses increased by approximately 79% to $3.1 million from $1.76 million for the first six months a year earlier. During the quarter ending July 31, 2007, for the first time, the company granted stock options and warrants to employees, directors and certain consultants as described in further detail in Note 7, Additional Paid-In Capital in the accompanying Financial Statements. A total of 1,832,500 stock options and 625,000 warrants were issued. The compensation expenses related to these issues recognized in the second quarter amounted to $653 thousand and accounts for approximately 47% of the increase during the six months ended July 31, 2007 in selling, general, and administrative expenses. The greater part of the balance of the increase, amounting to $562 thousand, represents increased professional fees of $292 thousand related to compliance, disclosure and governance as a public company. Increased sales initiatives, including investment in new key personnel amounted to $270 thousand. Research and development expenses were practically nil in the first six months compared to $26 thousand for the corresponding period a year earlier as the Company continued to concentrate its efforts on commercializing the results of prior R&D efforts.

Including depreciation of $89 thousand and the gain on foreign exchange of $13 thousand, operating losses amounted to $1.17 million compared to losses of $251 thousand for the six month period ended July 31, 2006.

As mentioned previously, at the beginning of the quarter ended July 31, 2007, ICP sold 85% of its factory located in the UK as further described in note 8, Sale of 85% of shares of ICP UK in the accompanying Financial Statements. The sale resulted in a net gain of $2.82 million and was recorded in the period. Terms of the sale also called for a repayment by the purchaser in the amount of $3 million of the loans owing to the other related entities in the ICP group. As the total of these loans amounted to $3.2 million as of April 30, 2007, a write down of loan receivable of $229 thousand relating to the sale of the UK factory was recorded and is reflected in the six month period ended July 31, 2007. An amount of $619 thousand has been recorded in the period as a discount on the loan receivable. Revenue of $90 thousand representing the accretion of the discount for the period is also reflected. After giving effect to these items and net interest expense of $174 thousand as well as the accretion of discount on convertible notes of $94 thousand, the net earnings for the six month period ended July 31, 2007 amounted to $626 thousand compared to a net loss of $363 thousand for the corresponding period a year earlier.

The earnings per Class A share - basic and diluted amounted to $0.02 on a weighted average of 29,000,000 outstanding shares compared with a loss per share (basic and diluted) of $0.02 on 20,000,000 shares the previous year.

Principal Cash Flows for the Six Month Period Ended July 31, 2007

Operating activities before net change in non-cash working capital items used cash flows of $607 thousand during the period compared to $44 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $211 thousand for the six months ended July 31, 2007 compared to a use of cash of $1.26 million for the first six months ended July 31, 2006. After net changes in non-cash working capital balances, operating activities used net cash flows of $396 thousand, compared with a use of cash of $1.3 million for the corresponding period the previous year.

Financing activities for the six months ended July 31, 2007 used cash flows of $71 thousand, primarily as a result of repayment of bank indebtedness of $17 thousand, repayment of long-term debt of $188 thousand, repayment of director’s loan of $269 thousand, repayment of government grants of $97 thousand, repayments of obligations under capital lease of $50 thousand and receipt of $550 thousand from the exercise of warrants. For the six months ended July 31, 2006, financing activities from continuing operations provided cash flows of $1.43 million primarily as a result loans contracted in the amount of $1.5 million offset by repayment of bank indebtedness of $79 thousand.

Investing activities generated cash flows of $132 thousand principally from the receipt of $150 thousand, representing a portion of the first installment of $500 thousand on the loan related to the disposition of the UK factory (the balance amounting to $350 thousand was received in inventory) and purchases of fixed assets of $18 thousand during the first three months of fiscal 2007.

After also adding the $104 thousand exchange gain on cash denominated in foreign currency, the aggregate cash inflows and outflows for the six month period ended July 31, 2007 used net cash flows of $230 thousand compared to nil for the same period last year. ICP ended the period with cash of $8.3 thousand, up from $nil as at July 31, 2006.

Financial Position as at July 31, 2007

Total assets amounted to $7.2 million as at July 31, 2007, compared to $6.1 million as at January 31, 2007. Reflected in this increase are items related to the sale of the factory in the UK, notably, an increase of $2.0 million in loans receivable (net of the unamortized portion of the discount on the loan of $529 thousand) and a decrease of $438 thousand in property and equipment. The balance of this $1.1 million increase is explained by the decrease in cash of $231 thousand and income taxes recoverable of $493 thousand and an increase of $197 thousand in trade receivables and $260 thousand in inventories.

Working capital totaled $3.2 million as at July 31, 2007 for a current ratio of 2.3:1 compared with working capital of $2.4 million as at January 31, 2007 for a current ratio of 1.76:1.

The liability component of the convertible notes amounted to $1.8 million as at July 31, 2007, compared with $1.7 million at the end of January 31, 2007. Interest-bearing debt (consisting of long-term debt and its current portion, convertible notes, bank indebtedness, and obligations under capital lease) totaled approximately $3.3 million as at July 31, 2007. Considering the accumulated losses to date and the level of total debt, the Company is not in compliance with certain ratios contained in the covenants related to banking agreements and could be required to repay on demand all amounts due ($1.1 Million as of July 31, 2007) under these agreements. The Company has not received any default notice from its lenders thus far. The Company is seeing to obtaining the necessary waivers or changes to these credit agreements from its lenders.

Shareholders’ equity amounted to $2.9 million, compared to $1.1 million as at January 31, 2007. The increase is attributable to the net earnings for the period of $626 thousand, the exercise of warrants for $550 thousand, and the increase in paid-in capital of $653 thousand related to issuance of stock options and warrants.

Subsequent Events

Acquisition of WES Power Technology Inc.

On August 27, 2007 the Company announced that it had executed a Share Purchase Agreement with Gerry Heffernan, Michael Snow, and Philip Crowley, majority shareholders of Wes Power Technology Inc. ("WES") ("WES Shareholders"), pursuant to which the Company has indicated its intention to purchase from the WES Shareholders all of the issued and outstanding shares of WES, located in St. John’s, Newfoundland. Wes Power Technology Inc. is a designer and manufacturer of power management systems for renewable energy sources.

On August 27, 2007, the Company and the WES Shareholders signed a share purchase agreement (the "Agreement"). Under the terms of the Agreement, the Company shall acquire 100% of all of the shares of WES for the following consideration

(a) An amount of $1.00 shall be paid by the Company to WES;

(b) Issuance to WES Shareholders, on the Closing Date, by the Company of 250,000 warrants to purchase common shares of the Company. The Warrants will have a maturity date of five (5) years from date of issuance and an exercise price equal to the closing share price of the Company on the last trading day prior to the date of issuance. The warrants shall be convertible within five (5) years from date of issuance following registration with the SEC. The related restricted shares shall become available for sale at the earliest on October 31, 2007;

(c) Execution of employment agreements by the Company or one of its subsidiaries with each of the WES Shareholders, to the satisfaction of all parties.

Options

On August 21, 2007, the Company granted, as consulting fees, a total of 255,000 options to purchase common shares. The stock options are exercisable into common shares at $1.80 per share at the date of grant. The options expire on August 21, 2009. As a result of the grant, the Company will record a consulting fee expense of $355,521 in the three month period ending October 31, 2007.

Warrants

On August 21, 2007, the Company granted, as consulting fees, a total of 250,000 warrants to purchase common shares. The warrants are exercisable into common shares at $1.80 per share at the date of grant. The warrants expire on August 21, 2009. As a result of the grant, the Company will record a consulting fee of $348,550 in the three month period ending October 31, 2007.

Convertible Notes

The terms of the convertible notes require the Company to comply with certain covenants. The Company had failed to pay the first interest payment amounting to $200,000 due on June 30, 2007 and therefore was in default. On September 19, 2007, the Company will issue 69,445 common shares from treasury as payment of the interest as per the terms of the convertible notes. Also, on September 19, 2007, 250,000 of the notes were converted into common shares and a request to convert an additional 1,400,000 notes into common shares was received from the convertible note holder. The Company has not received any other notices. The classification of the convertible notes has remained long-term.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ICP had been named defendant in a legal action by a former employee for an approximate amount of $263,000. On June 15, 2007 this claim has been resolved for an amount of CAD $25,000.

ICP is being audited by governmental authorities for corporate tax return previously filed for fiscal year 2003 and 2004. Management believes that in the event that the Canadian subsidiary would be reassessed, there are sufficient tax losses carry-forwards to offset any amounts payable. The Company is unable to estimate the liability relating to interests and penalties from these reassessments. Accordingly, no amount has been recorded in the books and records.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first six months ended July 31, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
Number
3.1	Amended Articles of Incorporation. (2)
3.2	Bylaws, as amended. (7)
4.1	Form of Share Certificate. (1)
10.1	Term Sheet between FC Financial Services Inc. ("FC") and the stockholders of ICP Solar Technologies Inc. (4)
10.2	Loan Agreement between FC and ICP Solar Technologies Inc. (4)
10.3	Share Pledge Agreement dated May 16, 2006 among FC, Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen. (4)
10.4	Limited Recourse Guarantee dated May 16, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC. (4)
10.5	Promissory Note dated May 16, 2006 of ICP Solar Technologies Inc. in favor of FC. (4)
10.6	Amendment 1 to Loan Agreement between FC and ICP Solar Technologies Inc dated July 4, 2006. (5)
10.7	Limited Recourse Guarantee dated July 4, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC. (5)
10.8	Promissory Note dated July 4, 2006 of ICP Solar Technologies Inc. in favor of FC. (5)
10.9	Form of 8% Convertible Note. (6)
10.10	Share Purchase Agreement dated September 29, 2006 among FC Financial Services Inc., ICP Solar Technologies Inc., Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, Orit Stolyar, and 1260491 Alberta Inc. (8)
10.11	Exchangeable Share Support Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, and Eastern Liquidity Partners. (8)
10.12	Exchange and Trust Voting Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, Joel Cohen, Arlene Ades, the Sass Peress Family Trust, the Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, and Orit Stolyar. (8)
10.13	Lease Agreement dated March 22, 2006 between 2631-1746 Quebec Inc. and ICP Global Technologies Inc.
10.14	Lease Agreement dated October 10, 2003 among Mardan (Norwich) Limited, ICP Solar Technologies UK Limited and ICP Global Technologies Inc.
10.15	Employment Agreement dated November 6, 2005 between ICP Global Technologies Inc. and Arlene Ades.
10.16	Consulting Agreement dated November 24, 2004 between ICP Solar Technologies Inc. and Michael Di Domenico.
10.17	Consulting Agreement dated March 1, 2006 between ICP Solar Technologies Inc. and 6100864 Canada Inc.
10.18	Management Agreement dated May 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc and Management Agreement Addendum dated August 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc.
10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.
10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005
10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares . (9)
10.22	Binding letter of intent between ICP Solar Technologies Inc. and Discover Power Inc. (10)
10.23	Share Purchase Agreement dated May 9, 2007 between ICP Solar Technologies Inc. and ISE Solar LLC. (11)
10.24	Amendment dated May 10, 2007 to Share Purchase Agreement dated May 9, 2007 between ICP Solar Technologies Inc. and ISE Solar LLC. (12)
10.25	Share Purchase Agreement, dated August 27, 2007, between ICP Solar Technologies Inc. and WES Power Technologies Inc.(13)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)

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

(13)

Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2007