Form 10QSB
period 2007-10-31
ICP Solar Technologies Inc.
filed 2007-12-17
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]            Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2007

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

(514) 270-5770
(Registrant’s telephone number, including area code)

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

Number of shares outstanding of the registrant’s class of common stock, as of December 17, 2007 was 32,650,000.

Transitional Small Business Disclosure Format (Check one): Yes [     ]         No [ X ]

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Financial Statements	4

Consolidated Balance Sheet	5

Statement of Shareholders’ Equity	6

Statement of Operations and Comprehensive Loss	7

Statement of Cash Flows	8

Notes to Financial Statements	9

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Controls and Procedures	28

PART II. OTHER INFORMATION

Legal Proceedings	29

Unregistered Sales of Equity Securities and Use of Proceeds	29

Defaults upon Senior Securities	29

Submission of Matters to a Vote of Security Holders	29

Other Information	29

Exhibits	30

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at October 31, 2007 and January 31, 2007, related unaudited statements of operations and comprehensive loss, and cash flows for the three and nine months ended October 31, 2007 and 2006 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended October 31, 2007, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2008 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Funds)
(Unaudited)

ICP Solar Technologies Inc.

Consolidated Interim Balance Sheet
As At
(Unaudited)
(Expressed in U.S. Funds)

	October 31, 2007	January 31, 2007

Assets

Current

Cash	$456,083	$238,509
Term deposit	510,911	505,301
Accounts receivable	1,763,494	1,610,884
Income taxes recoverable	-	573,587
Inventories	2,371,141	2,405,386
Prepaid expenses	33,289	228,433
Loan receivable	500,000	-
	5,634,918	5,562,100
Property and Equipment	85,582	534,384
Investment in EPOD Solar (Wales) Ltd.(note 7)	1	-
Loan receivable, less unamortized discount of $403,035 (note 7)	1,596,965	-
	$7,317,466	$6,096,484

Liabilities

Current

Bank indebtedness (note 4)	1,332,823	1,159,689
Accounts payable and accrued liabilities	1,022,811	1,285,056
Current portion of long-term debt	-	61,493
Current portion of government grants payable	28,618	114,480
Current portion of obligation under capital leases	-	47,013
Loan payable, director	307,976	501,301
	2,692,228	3,169,032
Long-Term Debt	-	116,115
Convertible Notes, less unamortized discount of $194,604
(January 31,2007 - $753,656)	655,396	1,746,344

Shareholders’ Equity

Capital Stock (note 5)	313	290
Warrants Exercised, Shares Not Issued (note 6)	594,990	-
Additional Paid-In Capital (note 6)	10,364,511	6,482,923
Accumulated Other Comprehensive Loss	(798,469)	(800,719)
Accumulated Deficit	(6,191,503)	(4,617,501)
	3,969,842	1,064,993
	$7,317,466	$6,096,484

ICP Solar Technologies Inc.

Consolidated Interim Statement of Shareholders’ Equity
For the Nine Month Period Ended October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

			Warrant Exercised, Shares Not Issued	Additional Paid-In Capital	Accumulated	Accumulated Deficit	Total Shareholders’ Equity
					Other
	Common Stock				Comprehen- sive
	Shares	Amounts			Loss

Balance - January 31, 2007	29,000,000	$290	$-	$6,482,923	$(800,719)	$(4,617,501)	$1,064,993

Common stock issued	2,269,445	23		2,399,977			2,400,000

Warrants exercised shares not issued	-	-	594,990	(144,990)	-	-	450,000

Stock options issued	-	-	-	337,662	-	-	337,662

Warrants issued	-	-	-	1,288,939	-	-	1,288,939

Foreign currency translation adjustment	-	-	-	-	2,250	-	2,250

Net loss	-	-	-	-	-	(1,574,002)	(1,574,002)

Balance - October 31, 2007	31,269,445	$313	$594,990	$10,364,511	$(798,469)	$(6,191,503)	$3,969,842

ICP Solar Technologies Inc.

Consolidated Statement of Earnings and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Funds)

	For the three months		For the nine months
	ended October 31,		ended October 31,
	2007	2006	2007	2006

Net Sales	$1,573,335	$1,731,171	$5,884,211	$6,574,371

Cost of Sales	1,196,861	1,221,921	3,459,165	4,273,688

Gross Margin	376,474	509,250	2,425,046	2,300,683

Expenses

Selling, general and administrative	2,077,571	1,286,201	5,216,835	3,042,937
Depreciation	10,423	80,196	99,598	223,448
Research and development	8,907	4,320	9,170	22,621
Foreign exchange loss	60,020	22,772	46,996	92,174
	2,156,921	1,393,489	5,372,599	3,381,180

Operating Loss	(1,780,447)	(884,239)	(2,947,553)	(1,080,497)

Interest expense	(84,315)	(59,318)	(268,764)	(225,626)
Interest income	4,026	-	15,326	-
Discount given on loan receivable	-	-	(618,658)	-
Write-down of loan receivable	-	-	(229,128)	-
Accretion of discount on convertible notes	(464,768)	(25,988)	(559,051)	(25,988)
Accretion of discount on loan receivable	125,779	-	215,619	-
Gain on disposition of subsidiary (note 7)	-	-	2,818,207	-
	(419,278)	(85,306)	1,373,551	(251,614)

Net Loss	$(2,199,725)	$(969,545)	$(1,574,002)	$(1,332,111)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	(32,351)	2,250	(60,776)

Comprehensive Loss	$(2,199,725)	$(1,001,896)	$(1,571,752)	$(1,392,887)

Basic Weighted Average Number of Shares Outstanding	29,921,981	29,000,000	29,310,704	29,000,000
Basic and Diluted Loss Per Share (note 8)	(0.07)	(0.03)	(0.05)	(0.05)

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the three months		For the nine months
	ended October 31,		ended October 31,
	2007	2006	2007	2006
Funds Provided (Used) -

Operating Activities

Net loss	$(2,199,725)	$(969,545)	$(1,574,002)	$(1,332,111)
Stock options issued	183,961	-	337,662	-
Warrants issued	789,738	56,715	1,288,939	56,715
Depreciation	10,423	80,196	99,598	236,586
Discount given on loan receivable	-	-	618,658
Write-down of property and equipment	-	191	4,346	54,393
Foreign exchange loss	24,252	22,772	11,228	92,174
Disposition of subsidiary	-	-	(2,818,207)	-
Write-down of loan receivable		-	229,128
Accretion of discount on convertible notes	464,768	25,988	559,051	25,988
Accretion of discount on loan receivable	(125,779)	-	(215,619)
	(852,362)	(783,683)	(1,459,218)	(866,255)

Changes in non-cash operating elements
of working capital	665,675	(119,627)	876,350	(1,379,676)
	(186,687)	(903,310)	(582,868)	(2,245,931)

Financing Activities

Bank indebtedness	190,138	(1,181,884)	173,134	(1,260,730)
Long-term debt	-	-	(187,954)	-
Loan payable, director	-	(324,048)	(269,060)	(288,721)
Loan payable	-	3,464,524	-	4,964,524
Obligation under capital lease	-	168,613	(49,752)	144,286
Government grants payable	-	16,249	(96,887)	16,249
Transaction costs	-	(271,466)	-	(271,466)
Common stock issued	-	-	550,000	-
Warrants exercised,shares not issued	450,000	-	450,000	-
	640,138	1,871,988	569,481	3,304,142

Investing Activities

Acquisition of net assets less cash acquired	-	67,285	-	67,285
Additions to property and equipment	-	(3,120)	(17,737)	(4,887)
Proceeds from sale of property and equipment	-	42,080	-	42,080
Loan receivable	-	-	150,000	-
Proceeds from disposition of subsidiary	-	-	1	-
Term deposit	(5,671)	-	(5,610)
	(5,671)	106,245	126,654	104,478

Effect of Foreign Exchange on Cash Balances	-	(88,324)	$104,307	(176,090)

Increase in Cash	447,780	986,599	217,574	986,599

Cash

Beginning of Period	8,303	-	238,509	-

End of Period	$456,083	$986,599	$456,083	$986,599

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. (“ICP Solar”) financial statements for the year ended January 31, 2007 except for those discussed in note 3 below. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2007 are not necessarily indicative of the results that may be expected for the year ended January 31, 2008. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2007 and 2006.

2.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $6,191,503 as at October 31, 2007 ($4,617,501 as at January 31, 2007). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. In addition, the Company was not in compliance with certain bank covenants (note 4). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

3.     Summary of Significant Accounting Policies

Income Taxes

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The Company is currently subject to a four year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in Canada, UK, United States, Asia and Australia.

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

The Company applied the functional currency change on a prospective basis as of May 9, 2007. This change in functional currency did not have a material effect on the accounts of the Company for the three months and nine months ended October 31, 2007.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

4.     Bank Indebtedness

The terms of the banking agreement require the Company to comply with certain financial covenants. At October 31, 2007, the Company was not in compliance with the debt to equity ratio and could be required to repay on demand all amounts due under the agreement. The Company has not received any default notice and is seeking to obtain the necessary waivers or changes to the agreement. As security for this credit facility the Company has pledged substantially all of its assets.

5.     Capital Stock

	October 31, 2007	January 31, 2007

100,000,000 shares authorized, $0.00001 par value
Issued -
31,269,445 (January 31, 2007 – 29,000,000) Class “A” shares	$ 313	$ 290

During the three months ended October 31, 2007, convertible notes in the amount of $1,650,000 were converted into 1,650,000 common shares.

On September 7, 2007, the Company issued 550,000 common shares from treasury as a result of the exercise of 550,000 warrants on July 26, 2007.

On September 19, 2007, the Company issued 69,445 common shares from treasury as payment of the interest as per the terms of the convertible notes.

6.     Additional Paid-In Capital

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

As a result of the grant, the Company recorded a compensation expense of $183,961 in the three-month period ended October 31, 2007. Expenses amounting to $1,134,425 are to be recorded in subsequent periods.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

6.     Additional Paid-In Capital (Cont’d)

The stock options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	85%
Expected life	5.75 years
Risk-free interest rate	5%
Dividend yield	Nil
Weighted average fair value of options at grant date	$ 1.82

Transactions related to outstanding stock options are detailed as follows:

		Weighted Average	Weighted Average
		Exercise Price Per	Remaining
	Number	Share	Contractual Life
Granted	1,832,500	2.25	10 years
Expired	-	-
Exercised	-	-
Forfeited	(382,500)	2.25	10 years
Balance – as at October 31, 2007	1,450,000	2.25	10 years
Options, exercisable, at end of period	-	-

Warrants

a)     On May 18, 2007, the Company issued, as consulting fees, to a member of the immediate family of the President and CEO of the Company, 100,000 stock purchase warrants exercisable into common shares at $2.25 per share. These warrants may be exercised in whole or in part at any time after October 3, 2007 and expire on May 18, 2012. As a result, the Company recorded an expense of $63,898 during the three month period ending October 31, 2007.

On May 18, 2007, the Company also issued, as consulting fees, to a Director and former CFO of the Company 525,000 stock purchase warrants exercisable into common shares at $2.25 per share. These warrants may be exercised in whole or in part, at any time after October 3, 2007 and expire on May 18, 2012. As a result, the Company recorded an expense of $335,464 during the three month period ending October 31, 2007.

The stock purchase warrants were accounted for at their fair value of $898,563. An expense of $499,201 was recorded during the quarter ended July 31, 2007 and the balance, amounting to $399,362, was recorded as an expense in the third quarter ending October 31, 2007.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

6.     Additional Paid-In Capital (Cont’d)

The fair value of the warrants issued was determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	85%
Expected life	3 years
Risk-free interest rate	5%
Dividend yield	Nil

b)     On August 21, 2007, the Company granted, as guarantee for a consulting fee payable, a total of 250,000 stock purchase warrants exercisable into common shares at $1.80 per share at the date of grant. The warrants expire on August 21, 2009. As a result of the grant, the Company recorded a consulting fee of $34,855 in the three month period ending October 31, 2007.

The fair value of the warrants issued was determined by the Black-Scholes-Merton valuation model, using the following assumptions multiplied by the Company’s estimate of the likelihood of the guarantee being exercised:

Expected volatility	83%
Contractual life	2 years
Risk-free interest rate	4.40%
Dividend yield	Nil

c)     On August 21, 2007, the Company had granted, as consulting fees, a total of 255,000 options to purchase common shares. The stock options would have been exercisable into common shares at $1.80 per share at the date of grant with an expiry date of August 21, 2009.

On October 25, 2007, in lieu of these options, the Company issued a total of 200,000 warrants to purchase common shares. The warrants are exercisable in to common shares at $1.00 per share at the date of grant and expire October 25, 2009.

Had the Company not cancelled the options, the Company would have recorded a consulting fee expense of $355,521 in the three month period ending October 31, 2007.

As a result of the grant of warrants, the Company recorded a consulting fee expense of $355,521 in the three month period ending October 31, 2007.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

6.     Additional Paid-In Capital (Cont’d)

The warrants were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	80%
Contractual life	2 years
Risk-free interest rate	4.86%
Dividend yield	Nil
Weighted average fair value of warrants at grant date	$ 1.75

A summary of the activity in the Company’s warrants during the period is presented below:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding, as at January 31, 2007	5,150,000	$ 1.00
Transactions during the period:
Issued	1,075,000	$ 1.91
Exercised	(1,000,000)	$ 1.00
Expired	(150,000)	$ 1.00
Outstanding, end of period	5,075,000	$ 1.19

The following table provides additional information with respect to outstanding warrants at October 31, 2007:

		Number of	Exercise
Grant Date	Expiry Date	Warrants	Price
May 15, 2006	November 2007	1,000,000	$ 1.00
July 11, 2006	January 2008	3,000,000	$ 1.00
May 18, 2007	May 2012	625,000	$ 2.25
August 21, 2007	August 2009	250,000	$ 1.80
October 25, 2007	October 2009	200,00	$ 1.00
		5,075,000

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

6.     Additional Paid-In Capital (Cont’d)

On July 26, 2007, the Company received $550,000 for the exercise of 550,000 warrants granted on May 15, 2006. These shares were issued from treasury on September 7, 2007.

On October 31, 2007 the Company received $450,000 for the exercise of 450,000 warrants granted on May 15, 2006. These shares were subsequently issued on November 7, 2007.

7.     Sale of 85% of Shares of ICP UK

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

From the signing of this Share Purchase Agreement until the Monthly Payment Commencement Date, the Company shall acquire 7,000 solar panels per month from the Acquirer, at a price per solar panel (Panel Price) commencing at $24.60 and decreasing as the total cost per solar panel decreases, the sale of the panels shall be on a C.O.D./F.O.B. basis until such time as the Acquirer has secured an accounts receivable line of credit in which case, payment terms shall be net 60. The Company shall have the option to acquire up to 7,000 solar panels per month from the Acquirer at the Panel Price for a six month period commencing from the date of the last Monthly Payment. These terms are deemed to be at fair market value and accordingly have not been valued as selling price consideration.

The sale of the shares resulted in a gain of $2,818,207 calculated as follows:

Proceeds of disposal	$1
Current assets	(589,874)
Property and equipment	(399,081)
Current liabilities	468,595
Long-term liabilities	3,338,566

Gain on disposition of subsidiary	$2,818,207

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

8.     Basic and Diluted Loss Per Share

Basic and diluted loss per share is calculated based on the weighted average number of shares outstanding during the period. Warrants, share based compensation and convertible notes have been excluded from the calculation of diluted earnings per share since they are anti-dilutive.

9.     Segmented Information

The distribution of the revenue of the Company by geographic location is approximately as follows:

	For the Three-Month	For the Nine-Month Period
	Period Ended October 31,	Ended October 31, 2007
	2007
North America	$ 1,054,134	$ 3,773,997
Europe	330,400	1,540,670
Asia	62,933	314,697
Africa	125,868	254,847
	$ 1,573,335	$ 5,884,211

	For the Three-Month	For the Nine-Month Period
	Period Ended October 31,	Ended October 31, 2006
	2006
North America	$ 1,056,015	$ 3,944,123
Europe	308,148	1,512,105
Asia	240,633	828,371
Africa	126,375	289,272
	$ 1,731,171	$ 6,574,371

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

9.     Segmented Information (Cont’d)

The distribution of the property and equipment by geographic location is approximately as follows:

	October 31, 2007	January 31, 2007
North America	$ 85,582	$ 105,552
Europe	-	428,832
	$ 85,582	$ 534,384

10.  Comparative Figures

Certain reclassifications of accounts for the three month period ended October 31, 2006 and the nine month period ended October 31, 2006 have been made to facilitate comparison with the current periods.

11.  Potential Acquisition of WES Power Technology Inc.

On August 27, 2007 the Company announced that it had executed a Share Purchase Agreement (The “Agreement”), subject to due diligence and regulatory approval, with the majority shareholders of Wes Power Technology Inc. (“WES”) (“WES Shareholders”), pursuant to which the Company has indicated its intention to purchase from the WES Shareholders all of the issued and outstanding shares of WES, located in St. John’s, Newfoundland. WES is a designer and manufacturer of power management systems for renewable energy sources.

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

To date, the acquisition has not yet been concluded.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Funds)

12 .  Subsequent Event

Exercise of Warrants

On November 7, 2007, the Company received $1,000,000 for the exercise of 1,000,000 warrants into 1,000,000 common shares. The Company issued the shares on November 9, 2007.

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

The following information should be read in conjunction with the unaudited consolidated financial statements for the three and nine month periods ended October 31, 2007 and 2006 and notes thereto. Unless otherwise indicated or the context otherwise requires, the “Company,” “ICP,” “we,” “us,” and “our” refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

Income Taxes

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements. The Company is currently subject to a four year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in Canada, UK, United States, Asia and Australia.

Changes in Accounting Principles

Share-Based Payments

The Company has accounted for share based payments in accordance with the provisions of FAS 123R “Share based payments (Revised)” and accordingly has recognized in its financial statements share based payments at their fair value. In addition, the Company has recognized in the financial statements an expense based on the grant date fair value of stock options granted to employees. The expense is to be recognized on a straight line basis over the vesting period and the offsetting credit recorded in additional paid in capital. Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid in capital will be recognized as capital stock. When options are forfeited because the service requirements are not met, any expense previously recorded will be reversed in the period of forfeiture. The Company uses the Black- Scholes-Merton option pricing model to determine the fair value of the options.

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

The Company applied the functional currency change on a prospective basis as of May 9, 2007. This change in functional currency did not have a material effect on the accounts of the Company for the three months and nine months ended October 31, 2007. No accounting changes were adopted during fiscal 2007.

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

Reorganization of the Corporation

On September 29, 2006, ICP Solar Technologies Inc. (“ICP”) entered into a share exchange agreement with ICP Solar Technologies Inc. (formerly FC Financial Services Inc.) (“ICP Solar”), an inactive public shell company, for the acquisition by ICP Solar of all the issued and outstanding shares of ICP.

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

All of the ICP shares, through a series of transaction, were exchanged for exchangeable shares of ICP Solar’s wholly-owned subsidiary (1260491 Alberta Inc.). The exchangeable shares are exchangeable for an equivalent number of common shares of ICP Solar, common shares transferred simultaneously to a trustee as the exchangeable shares were issued. Until such time as the holders of the exchangeable shares wish to exchange their shares for ICP Solar shares, the ICP Solar shares are held in trust by a trustee on behalf of the exchangeable shareholders. The trustee shall be entitled to the voting rights in ICP Solar as stated in the terms of the exchange and voting agreement and shall exercise these voting rights according to the instructions of the holders of the exchangeable shares on a basis of one vote for every exchangeable share held.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $6,191,503 as at October 31, 2007 (January 31, 2007 - $4,617,501). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

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

Acquisition of WES Power Technology Inc.

On August 27, 2007 the Company announced that it had executed a Share Purchase Agreement, subject to due diligence and regulatory approval, with Gerry Heffernan, Michael Snow, and Philip Crowley, majority shareholders of Wes Power Technology Inc. (“WES”) (“WES Shareholders”), pursuant to which the Company has indicated its intention to purchase from the WES Shareholders all of the issued and outstanding shares of WES, located in St. John’s, Newfoundland. Wes Power Technology Inc. is a designer and manufacturer of power management systems for renewable energy sources.

On August 27, 2007, the Company and the WES Shareholders signed a share purchase agreement (the “Agreement”). Under the terms of the Agreement, the Company shall acquire 100% of all of the shares of WES for the following consideration

(a)    An amount of $1.00 shall be paid by the Company to WES;

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

As of the date of this report, the acquisition has not yet been concluded.

Selected Consolidated Quarterly Information
(in thousands of $, except per-share amounts) (unaudited)

	Period Ended October 31,

	Three Months					Nine Months
	2007		2006		2007		2006

Revenues	1,573		1,731		5,884		6,574
Gross margin	376		509		2,425		2,301
Expenses	2,078		1,393		5,217		3,381
Operating Earnings (Loss)	(1,780)		(884)		(2,948)		(1,080)
Net earnings (Loss)	(2,200)		(970)		(1,574)		(1,332)
Earnings (loss) per Class A share-basic and diluted	(.07)		(.03)		(.05)		(.05)
Weighted average number of
Class A shares outstanding –basic (in thousands)	29,921,981	29,000,000		29,310,704		29,000,000
Cash dividends paid on Class A shares	-	-		-		-

Balance Sheet Data

	October 31,	January 31,
	2007	2007

Total assets	7,317	6,096
Shareholders’ equity	3,970	1,065
Total interest-bearing debt (1) –	2,296	3,631
Cash and short-term investments	967	744

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

Operating Results for the Three Month Period Ended October 31, 2007

Net Sales

During the second quarter ended October 31, 2007, ICP’s consolidated net sales posted a decrease of 9% or $158 thousand to $1.57 million, down from $1.73 million for the three month period ended October 31, 2006. The reduction in sales in the third quarter of 2007 is due to several factors. Firstly, stronger demand during the third quarter of fiscal 2006 was due to, and made up for, the shortage of supply experienced by our customers in the first quarter of 2006. Secondly, during part of the third quarter of 2007 we experienced some downtime as we reorganized and increased the size of our North American sales division as part of our continuing plan to expand the depth of our OEM and consumer markets. Lastly we undertook this initiative during the summer months, a traditionally slow period, particularly in Europe, where our customer base has expanded this year to date compared to last year.

By geographic location, sales in North America accounted for approximately 67% of total sales, Europe 21%, Asia 4%, and Africa 8%.

Gross Margin

The gross margin decreased by 26% or $133 thousand to $376 thousand for the quarter. The gross profit margin as a percentage of sales worked out to 24%, compared to 29.4% the previous year. This decrease reflects an increase in sales of lower margin OEM products and certain sales incentives allowed during the third quarter.

Operating expenses

Selling and general and administrative expenses increased to $2.1 million from $1.29 million a year earlier. During the second quarter, for the first time, the company granted stock options and warrants to employees, directors and certain consultants as described in further detail in Note 7, Additional Paid-In Capital in the accompanying Financial Statements. A total of 1,832,500 stock options and 625,000 warrants were issued in the second quarter and during the third quarter, an additional 200,000 warrants were issued. The compensation expenses related to these issues recognized in the third quarter amounted to $790 thousand. Excluding the effects of the compensation expense, selling, general and administrative expenses remained relatively stable except for the effects of a reduction of approximately $400 thousand in savings related to the sale of the UK factory in May, 2007 offset partially by increased professional fees related to compliance, disclosure and governance as a public company of $280 thousand. Research and development expenses were $9 thousand in the third quarter compared to $4 thousand in the corresponding period a year earlier as the Company continued to concentrate its efforts on commercializing the results of prior R&D efforts.

Including depreciation of $10 thousand and the loss on foreign exchange of $60 thousand, operating losses amounted to $1.8 million compared to losses of $884 thousand for the three month period ended October 31, 2006.

Revenue of $126 thousand representing the accretion of the discount on the loan receivable related to the sale of the UK factory in May 2007, was recorded in the third quarter. After giving effect to this item and net interest expense of $80 thousand as well as the accretion expense of discount on convertible notes of $465 thousand, the net loss for the three month period ended October 31, 2007 amounted to $2.2 million compared to a net loss of $970 thousand for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.07 on a weighted average of 29,921,981 outstanding shares, compared with a loss per share (basic and diluted) of $0.03 on 29,000,000 shares the previous year.

Principal Cash Flows for the Three Month Period Ended October 31, 2007

Operating activities before net change in non-cash working capital items used cash flows of $852 thousand during the period compared to $784 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $665 thousand for the three months ended October 31, 2007 compared to a use of cash of $120 thousand for the third quarter ended October 31, 2006. After net changes in non-cash working capital balances, operating activities used cash flows of $187 thousand, compared with a use of cash of $903 thousand for the corresponding period the previous year.

Financing activities generated cash flows of $640 thousand, primarily as a result of an increase of bank indebtedness of $190 thousand and receipt of $450 thousand from the exercise of warrants. For the period ended October 31, 2006, financing activities provided cash flows of $1.87 million primarily as a result loans contracted in the amount of $3.5 million and capital lease obligations of $169 thousand, offset by repayments of bank indebtedness of $1.2 million, repayment of director loan of $324 thousand and transaction costs incurred for the reverse takeover in September 2006 of $271 thousand.

Investing activities used cash flows of $6 thousand principally from a term deposit investment. For the period ended October 31, 2006, investing activities provided cash flows of $106 thousand reflecting net assets acquired of $67 thousand and net disposition of property and equipment for $ 39 thousand.

The aggregate cash inflows and outflows for the three month period ended October 31, 2007 provided net cash flows of $448 thousand compared to $987 thousand for the same period last year. ICP ended the period with cash of $456 thousand compared to $987 thousand as at October 31, 2006.

Operating Results for the Nine Months Ended October 31, 2007

Net Sales

During the nine months ended October 31, 2007, ICP’s consolidated net sales posted a decrease of 10.5% or $690 thousand to $5.88 million, down from $6.57 million for the nine month period ended October 31, 2006. The reduction in sales reflects principally events of the second and part of the third quarter of 2007. Strong demand during the second and third quarters of fiscal 2006 was due to, and made up for, the shortage of supply experienced by our customers in the first quarter of 2006. Secondly, during part of the second and third quarters of 2007 we experienced some downtime as we reorganized and increased the size of our North American sales division as part of our continuing plan to expand the depth of our OEM and consumer markets. Lastly we undertook this initiative during the summer months, a traditionally slow period, particularly in Europe, where our customer base has expanded this year to date compared to last year.

By geographic location for the nine months ended October 31, 2007, sales in North America accounted for approximately 64% of total sales, Europe 26%, Asia 6% and Africa 4%.

Gross Margin

The gross margin increased by 5% or $125 thousand to $2.4 million during the first nine months of fiscal 2007. The gross profit margin as a percentage of sales worked out to 41.2%, compared to 35% for the nine months of the previous year. This significant increase reflects initiatives implemented since the beginning of the fiscal year to tighten controls, streamline operational procedures and reduce operational costs.

Operating expenses

Selling and general and administrative expenses increased by approximately 71% to $5.2 million from $3.04 million for the first nine months a year earlier. During the second quarter ending July 31, 2007, for the first time, the company granted stock options and warrants to employees, directors and certain consultants as described in further detail in Note 7, Additional Paid-In Capital in the accompanying Financial Statements. A total of 1,832,500 stock options and 625,000 warrants were issued. During the third quarter ended October 31, 2007, an additional 200,000 warrants were issued. The compensation expenses related to these issues recognized in the second and third quarters amounted to $1.62 million and accounts for the approximately 75% of the increase during the nine months ended October 31, 2007 in selling, general, and administrative expenses. The greater part of the balance of the increase, amounting to $548 thousand, represents increased professional fees of $550 thousand related to compliance, disclosure and governance as a public company. Increased sales initiatives including investment in new key personnel amounted to $450 thousand offset by a decrease of approximately $600 thousand in expenses relating to the UK factory which was sold in May 2007. Research and development expenses amounted to $9 thousand in the first nine months compared to $23 thousand for the corresponding period a year earlier as the Company continued to concentrate its efforts on commercializing the results of prior R&D efforts.

Including depreciation of $100 thousand and the loss on foreign exchange of $47 thousand, operating losses amounted to $2.95 million compared to losses of $1.1 million for the nine month period ended October 31, 2006.

As mentioned previously, at the beginning of the quarter ended July 31, 2007, ICP sold 85% of its factory located in the UK as further described in note 8, Sale of 85% of shares of ICP UK, in the accompanying Financial Statements. The sale resulted in a net gain of $2.82 million and was recorded in the period. Terms of the sale also called for a repayment by the purchaser in the amount of $3 million of the loans owing to the other related entities in the ICP group. As the total of these loans amounted to $3.2 million as of April 30, 2007, a write down of loan receivable of $229 thousand relating to the sale of the UK factory was recorded and is reflected in the nine month period ended October 31, 2007. An amount of $619 thousand has been recorded in the second quarter as a discount on the loan receivable. Revenue of $216 thousand representing the accretion of the discount for the period ended October 31, 2007 is also reflected. After giving effect to these items and net interest expense of $253 thousand as well as the accretion of discount on convertible notes of $559 thousand, the net loss for the nine month period ended October 31, 2007 amounted to $1.57 million compared to a net loss of $1.3 million for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.05 on a weighted average of 29,310,704 outstanding shares compared with a loss per share (basic and diluted) of $0.02 on 29,000,000 shares the previous year.

Principal Cash Flows for the Nine Month Period Ended October 31, 2007

Operating activities before net change in non-cash working capital items used cash flows of $1.46 million during the period compared to $866 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $876 thousand for the nine months ended October 31, 2007 compared to a use of cash of $1.38 million for the first nine months ended October 31, 2006. After net changes in non-cash working capital balances, operating activities used net cash flows of $583 thousand, compared with a use of cash of $2.2 million for the corresponding period the previous year.

Financing activities for the nine months ended October 31, 2007 generated cash flows of $569 thousand, primarily as a result of increased bank indebtedness of $173 thousand, repayment of long-term debt of $188 thousand, repayment of director’s loan of $269 thousand, repayment of government grants of $97 thousand, repayments of obligations under capital lease of $50 thousand and receipt of $1.0 million from the exercise of warrants. For the nine months ended October 31, 2006, financing activities from continuing operations provided cash flows of $3.3 million primarily as a result loans contracted in the amount of $5.0 million and capital lease obligations of $144 thousand, offset by repayment of bank indebtedness of $1.3 million, repayment of director loan of $289 thousand and transaction costs incurred for the reverse takeover in September 2006 of $271 thousand.

Investing activities generated cash flows of $126 thousand principally from the receipt of $150 thousand, representing a portion of the first installment of $500 thousand on the loan related to the disposition of the UK factory (the balance amounting to $350 thousand was received in inventory), purchases of fixed assets of $18 thousand and an increase in term deposit of $6 thousand.

After also adding the $104 thousand exchange loss on cash denominated in foreign currency, the aggregate cash inflows and outflows for the nine month period ended October 31, 2007 generated net cash flows of $218 thousand compared to $987 thousand for the same period last year. ICP ended the period with cash of $456 thousand, compared to $238 thousand as at January 31, 2007.

Financial Position as at October 31, 2007

Total assets amounted to $7.3 million as at October 31, 2007, compared to $6.1 million as at January 31, 2007. Reflected in this increase are items related to the sale of the factory in the UK, notably, an increase of $2.1 million in loans receivable (net of the unamortized portion of the discount on the loan of $403 thousand) and a decrease of $448 thousand in property and equipment. The balance of this $1.5 million increase is explained by the increase in cash of $218 thousand and decrease in income taxes recoverable of $574 thousand and an increase of $153 thousand in trade receivables and a decrease of $34 thousand in inventories.

Working capital totaled $2.9 million as at October 31, 2007 for a current ratio of 2.1:1 compared with working capital of $2.4 million as at January 31, 2007 for a current ratio of 1.76:1.

The liability component of the convertible notes amounted to $655 thousand as at October 31, 2007, this 1.1 million decrease from January 31, 2007, reflects the conversion during the third quarter notes in the amount of $1.65 million at face value. Interest-bearing debt (consisting of long-term debt and its current portion, convertible notes, bank indebtedness, and obligations under capital lease) totaled approximately $2.3 million as at October 31, 2007.

In accordance with its banking agreement, the Company is required to comply with a tangible net worth test evaluated on a monthly basis. As at October 31, 2007, the Company was in compliance with this covenant. The Company is also required to maintain a ratio of total liabilities to tangible net worth evaluated at the end of each fiscal year. As at January 31, 2007, this ratio was not achieved. As a result, the Company could be required to repay on demand all bank indebtedness amounts due ($1.3 million as of October 31, 2007) under this agreement. The Company has not received any default notice from its lenders thus far.

Shareholders’ equity amounted to $3.97 million, compared to $1.06 million as at January 31, 2007. The increase is attributable to the net loss for the period of $1.57 million, the exercise of warrants for $450 thousand, the issuance of shares for 2.4 million, the increase in paid-in capital of $1.63 million related to issuance of stock options and warrants.

Subsequent Events

Warrants

On November 7, 2007, the Company received $1,000,000 for the exercise of 1,000,000 warrants into 1,000,000 common shares. The Company issued the shares on November 9, 2007.

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

ICP was audited by governmental authorities for corporate tax return previously filed for fiscal year 2003 and 2004. The total reassessment for the Canadian subsidiary amounts to $20,138. The Canadian subsidiary has sufficient tax losses carry-forwards to offset the amounts payable. The liability relating to interest and penalties from these reassessments amounted to $16,281 and have been accrued during the period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first nine months ended October 31, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit	Description of Exhibits
Number
3.1	Amended Articles of Incorporation. (2)
3.2	Bylaws, as amended. (7)
4.1	Form of Share Certificate. (1)
10.1	Term Sheet between FC Financial Services Inc. (“FC”) and the stockholders of ICP Solar Technologies Inc. (4)
10.2	Loan Agreement between FC and ICP Solar Technologies Inc. (4)
10.3	Share Pledge Agreement dated May 16, 2006 among FC, Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen. (4)
10.4	Limited Recourse Guarantee dated May 16, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC. (4)
10.5	Promissory Note dated May 16, 2006 of ICP Solar Technologies Inc. in favor of FC. (4)
10.6	Amendment 1 to Loan Agreement between FC and ICP Solar Technologies Inc dated July 4, 2006. (5)
10.7	Limited Recourse Guarantee dated July 4, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC. (5)
10.8	Promissory Note dated July 4, 2006 of ICP Solar Technologies Inc. in favor of FC. (5)
10.9	Form of 8% Convertible Note. (6)
10.10	Share Purchase Agreement dated September 29, 2006 among FC Financial Services Inc., ICP Solar Technologies Inc., Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, Orit Stolyar, and 1260491 Alberta Inc. (8)
10.11	Exchangeable Share Support Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, and Eastern Liquidity Partners. (8)
10.12	Exchange and Trust Voting Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, Joel Cohen, Arlene Ades, the Sass Peress Family Trust, the Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, and Orit Stolyar. (8)
10.13	Lease Agreement dated March 22, 2006 between 2631-1746 Quebec Inc. and ICP Global Technologies Inc.
10.14	Lease Agreement dated October 10, 2003 among Mardan (Norwich) Limited, ICP Solar Technologies UK Limited and ICP Global Technologies Inc.
10.15	Employment Agreement dated November 6, 2005 between ICP Global Technologies Inc. and Arlene Ades.
10.16	Consulting Agreement dated November 24, 2004 between ICP Solar Technologies Inc. and Michael Di Domenico.
10.17	Consulting Agreement dated March 1, 2006 between ICP Solar Technologies Inc. and 6100864 Canada Inc.
10.18	Management Agreement dated May 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc and Management Agreement Addendum dated August 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc.
10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.
10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005
10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares . (9)
10.22	Binding letter of intent between ICP Solar Technologies Inc. and Discover Power Inc. (10)
10.23	Share Purchase Agreement dated May 9, 2007 between ICP Solar Technologies Inc. and ISE Solar LLC. (11)
10.24	Amendment dated May 10, 2007 to Share Purchase Agreement dated May 9, 2007 between ICP Solar Technologies Inc. and ISE Solar LLC. (12)
10.25	Share Purchase Agreement, dated August 27, 2007, between ICP Solar Technologies Inc. and WES Power Technologies Inc.(13)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)

Notes
(1)	Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 22, 2006.
(5)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on July 11, 2006.
(6)	Filed with the SEC as an exhibit to our Quarterly Report on Form 10-QSB filed on July 17, 2006.
(7)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(8)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on October 5, 2006.
(9)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 20, 2006.
(10)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on January 18, 2007.
(11)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 10, 2007.
(12)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 16, 2007.
(13)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2007