Form 10KSB
period 2008-01-31
ICP Solar Technologies Inc.
filed 2008-04-30
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

[X]	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE YEAR ENDED January 31, 2008

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately   $6,237,977 based on the closing price of $0.68 for the common stock on April 29, 2008.

Number of shares outstanding of the registrant's class of common stock, as of April 30, 2008 was 33,290,195.

The Company recorded revenues of $6,541,232 for its most recent fiscal year ended January 31, 2008.

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

      Forward-looking statements are based on assumptions and estimates and are subject to risks and uncertainties. We have identified in this Annual Report some of the factors that may cause actual results to differ materially from those expressed or assumed in any of our forward-looking statements. There may be other factors not so identified. You should not place undue reliance on our forward-looking statements. As you read this prospectus, you should understand that these statements are not guarantees of performance or results. Further, any forward-looking statement speaks only as of the date on which it is made and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time that may cause our business not to develop as we expect and it is not possible for us to predict all of them. Factors that may cause actual results to differ materially from those expressed or implied by our forward-looking statements include, but are not limited to, those described under the heading "Description of Business and Risk Factors" under Item 1, as well as the following:

•

Our ability to generate enough positive cash flow to pay our creditors;

•

Our dependence on key personnel;

•

Our need to attract and retain technical and managerial personnel;

•

Our ability to execute our business strategy;

•

Competition with established leaders in the solar energy industry;

•

Our ability to protect our intellectual property and proprietary technologies;

•

Costs associated with potential intellectual infringement claims asserted by a third party;

•

Our exposure to product liability claims resulting from the use of our products;

•

General economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business;

•

Our exposure to unanticipated and uncontrollable business interruptions;

•

Pricing and product actions taken by our competitors;

•

Financial conditions of our customers;

•

Customers' perception of our financial condition relative to that of our competitors;

•

Reliance upon suppliers and risks of production disruptions and supply and capacity constraints;

•

Our dependence on our marketing partners;

•

Costs of raw materials and energy;

•

Unforeseen liabilities arising from litigation;

•

Our ability to successfully complete the integration of any future acquisitions;

•

Our exposure to undisclosed liabilities of the public shell corporation;

•

Our ability to project the market for our products based upon estimates and assumptions; and

•

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

We are headquartered in Montreal, Canada and we operate in the solar energy industry. We market, and sell solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through our distribution channels in over 50 countries. Our products include: Sunsei TM 12V solar chargers (from 135mAmps to 8Amp sizes, Charge Controllers, Mounting and Expansion Kits, Coleman solar chargers from 100mAmps to 3.6Amps, 4A Charge Controller), OEM Modules (from 54mm to 600mm in size VW Solar Charger, Winnebago Solar Charger for RV Roof), and Solar Tiles (BIPV) (in development).

We operate our business through our wholly owned subsidiary of ICP, ICP Global Technologies Inc. (Canada).

On May 9, 2007, we sold the controlling interest  (85%) in our subsidiary ICP Technologies (UK) Ltd. (Wales) ("ICP UK"), a company which owns and operates a 20,000 square foot manufacturing facility in the United Kingdom which produces amorphous silicon based solar cells that we integrate into various products., to ISE Solar LLC.

Subsequent to year-end, on March 5, 2008, , we acquired 100% of the shares of Wes Power Technology Inc., a developer of real-time hybrid (solar and wind) communications monitors and controllers.

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

1. Consumer Goods,

2. Original Equipment Manufacturers ("OEM"), and

3. Integrated Building Materials.

The following is a list of ICP's current products on the market or in development:

-      Sunsei TM 12V solar chargers (from 135mAmps to 8Amp sizes, Charge Controllers, Mounting and Expansion Kits, Coleman solar chargers from 100mAmps to 3.6Amps, 4A Charge Controller)

-      OEM Modules (from 54mm to 600mm in size VW Solar Charger, Winnebago Solar Charger for RV Roof)

-      Solar Tiles (in development).

-      Hybrid (solar and wind) communications monitors and controllers. (in development)

Consumer Goods

The consumer goods market makes up approximately 10% of the solar panel industry. The consumer goods market is comprised of larger retail chain stores and specialty stores. ICP sells its integrated solar energy systems and other solar products under two main brands: Sunsei TM its proprietary brand and Coleman®, (for which it is the holder of a license), to the consumer goods market. Sunsei TM is positioned as our premium brand and Coleman® is ICP's value brand line.

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

ICP sells its Sunsei TM brand to specialty retailers in the marine market or battery market such as West Marine and Battery Alliance. ICP's current product line is composed of turn key portable panel systems used for camping, yachting, battery recharging and other portable use.

ICP's online market is composed of its own online shopping website at www.solarchargers.com and other third party online shopping websites. The third party online shopping websites include Amazon.com, Samsclub.com, Costco.com, Westmarine.com and HomeDepot.com.

OEM Market

In 2003, ICP entered into the OEM market, and is presently focusing on the automotive sector  with a product that is used to allow a car battery to retain its electric charge when the car engine is not turned on for extended periods of time. The product consists of a proprietary small portable charger that is affixed onto the inside of the windshield of a car and plugged into the cigarette lighter or OBD (on-board diagnostic). ICP also supplies Winnebago, the leading worldwide RV manufacturer, with outdoor roof-mounted solar panels.

Integrated Building Material Market

The Integrated Building Material market is the largest segment of the solar panel industry. ICP has a patented roof-tile technology that we hope to finalize development of over the next six to nine months and subsequently enter the building materials market.

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

Our amorphous solar tiles are expected to be available within the next nine to twelve months, pending final development and certification. However, there can be no assurances that the final development will be successful or that we will be able to commercialize the amorphous solar tiles at a profit, if at all.

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

Traditionally, sources of fuel for generating electricity include coal, natural gas, oil, nuclear power, and renewable resources. However, the following factors have made increasing reliance on these traditional sources unattractive:

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

At present , ICP has the following patents, registered trademarks and designs:

Trademarks and Trade Names
ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Tradename (T)
Design (D)
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
Patent (P)
TM (TM) or
Tradename
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
			Patent (P)
			TM (TM) or
			Tradename
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
Patent (P)
TM (TM) or
Tradename
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
			Patent (P)
			TM (TM) or
			Tradename
			(T)
			Design (D)
79	N/A	UK	TM	2,313,930	iSUN & Design -
	N/A	UK	TM	1,271,719	SOLARVENT
	N/A	CDN	T	1809540	The Solar Company – Figurative Mark

Designs
ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Tradename
(T)
Design (D)
3	N/A	US	D	29/ 165,690
(now D476,950)
4	N/A	CA	D	101002	BRIEFCASE SOLAR POWER GENERATOR
5	N/A	US	D	29/165,689	BRIEFCASE SOLAR POWER GENERATOR
(Now D479,191)

ICP#	NOP#	Country	Type	App. No.	Title
Patent (P)
TM (TM) or
Tradename
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
Patent (P)
TM (TM)
Design (D)
	2	CDN	P	2,471,420	Modular Cable	NOP	Filed June 17,
					System for		2004 – U.S.
					Solar Power		Ref (file 011 –
					Sources		10/710,077)
Awaiting ref
from LPG

ICP #	NOP #	Country	Type	App. No.	Title	Firm [i]	ICP Status Note	Status Note (NOP)
Patent (P)
TM (TM)
Design (D)
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
received.
OA issued on
March 3, 2006,
due in 6 months.
	6	PCT	P		Solar Panel	NOP		Corresponding US
					having Visual			filing exists.
					Indicator			30 months expired.
86	7	US	P	10/	Solar Powered	NOP	Filed	POA pending (?).
				985,870	Ventilator
(based on
60/578,55
5)
13	8	US	P	10/	Support	NOP	Pending	POA pending (?)
				985,871	Structure for
				(based on	Mounting a		Foreign
				60/489,08	Solar Panel		Application
				5)			Deadline
Claiming
priority is July
22, 2004
	9	US	P	10/	Support	NOP		POA pending (?)

ICP	NOP	Country	Type	App. No.	Title	Firm	ICP Status Note	Status Note (NOP)
#	#		Patent (P)			[i]
TM (TM)
Design (D)
				896/755	Structure for
Mounting a
Solar Panel
	10	PCT	P	PCT/CA/	Support	NOP		30 months
				2004/001	Structure for			expired.
				64	Mounting a			Corresponding US
					Solar Panel			filing exists.
	11	CDN	P	2,480,366	Photovoltaic	NOP		Abandoned.
					Building			Reinstatement due
					Elements			Dec 6, 2006.
	12	US	P	11/	Solar Powered	NOP		Failed to file
				298,663	Battery Charger			missing part
					with Voltage			(executed
					Regulation			declaration) by
					Circuit			March 25, 2006
					Apparatus			Extension up to 5
months (August
25, 2006)
	13	US	P		Hybrid Portable	NOP		Cancelled
Solar Charger

14	21	UK	P	0218104.8	PHOTOVOLT	NOP	Patent granted
					AIC		to the
					BUILDING		proprietor(s)
					ELEMENTS		for an invention
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
			Patent (P)
			TM (TM)
			Design (D)
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
					Ventilator

Government Regulation

The Company uses, generates and discharges toxic, volatile or otherwise hazardous chemicals and wastes in its research and development activities. We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials.

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

Research and Development

Our immediate goal is to complete the development of our ISUN solar charger for electronics, our Sunsei Greenmeter, and our thin film amorphous solar cell which can be seamlessly integrated into roofing lines for homes, buildings and other structures.

Environmental Regulatory Compliance

We believe that we are fully compliant with environmental regulations of our facility located in Montreal, Quebec.

Employees

As of January 31, 2008, other than our executive officers and directors, we had 11full time employees.

RISK FACTORS

Risks Related to Our Business, Products and the Solar Power Industry

We may need to raise significant additional capital in order to fund our operations and to continue to grow our business, which subjects us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.

Although we believe that we have the financial resources to complete our plan of operation for the next twelve months, we anticipate that we may require additional funding to further enhance our operating infrastructure, to secure our supply of solar panels and to advance our research and development programs that are key to refining our products.

We may also require additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, to develop and expand our solar panel supplier network and distribution network, to maintain our research and development efforts or to otherwise respond to competitive pressures would be significantly impaired. We currently have no such financing arrangements in place. If financing is not available or obtainable, our ability to meet our financial obligations and pursue our plan of operation will be substantially limited and investors may lose a substantial portion or all of their investment.  Moreover, any additional funds raised through the issuance by us of shares of our capital stock, or through securities exchangeable or convertible into shares of our capital stock, would result in a reduction in the percentage ownership of our existing stockholders.  In addition, any such newly issued securities may contain rights, privileges or preferences senior to those held by our existing stockholders.

We have a history of losses, expect to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

ICP was founded in 1988. Headquartered in Montreal, Canada, ICP operates in the solar energy industry. ICP markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through its distribution channels in over 50 countries. Since inception, we have incurred significant net losses, including a net loss of $ 4,222,738 for the year ended January 31, 2008. As a result of ongoing operating losses, we had an accumulated deficit of $ 8,840,239 as of January 31, 2008. We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

- develop our distribution network;
- continue to perform research and development to improve existing products and develop new products;
- implement internal systems and infrastructure in conjunction with our growth;
- expand our supplier network, whether domestically or internationally; and
- hire additional personnel.

We do not know whether our revenues will grow at all or even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We expect to continue to make significant capital expenditures and anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

-     expand our supplier network, whether domestically or internationally;
-     develop our distribution network;

-     continue to perform research and development to improve existing products and develop new products;
-     implement internal systems and infrastructure in conjunction with our growth; and
-     hire additional personnel.

We do not know whether our revenues will grow at all or grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

Potential investors should also be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties complications and delays encountered in connection with the development of a business in the area in which we intend to operate and in connection with the formation and commencement of operations of a new business in general. These include, but are not limited to, unanticipated problems relating to research and development programs, marketing, approvals by government agencies, competition and additional costs and expenses that may exceed current estimates. The Company has no substantial history upon which to base any assumption as to the likelihood that our business will prove to be successful, and there can be no assurance that we will generate any operating revenues or ever achieve profitable operations.

Our dependence on a limited number of third party manufacturers for solar panels, key components for our Solar power products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

We obtain all of our Solar power products using third party manufacturers and assemblers and using materials and components procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required time frames which may, in turn, result in order cancellations and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials and components necessary to manufacture our products on acceptable commercial terms or at all. To the extent that the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers on favorable terms, or at all. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their component costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us.

We may fail to successfully bring to market our new Solar power products under development, which may prevent us from achieving increased sales and market share.

Although ICP has been selling its Solar power products since 1988, we expect to derive a substantial portion of our revenues from sales of our new Solar power products that are under development and not yet commercially available. If we fail to successfully develop our new Solar power products or technologies, we will likely be unable to recover losses incurred to date in the development of these products and technologies, and we may be unable to increase our sales sufficiently to allow us to become profitable.

Our Solar power products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

The development of a successful market for our Solar power products may be adversely affected by a number of factors, many of which are beyond our control, including:

•         our failure to produce Solar power products that compete favorably against other Solar power products on the basis of cost, quality and performance;

•       our failure to produce Solar power products that compete favorably against conventional energy sources and alternatively distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•        whether or not customers will accept our new module designs under development and the techniques we are developing to mount them; and

•        our failure to develop and maintain successful relationships with distributors, systems integrators and other resellers, as well as strategic partners.

If our Solar power products fail to gain market acceptance, we may be unable to increase our sales and market share and to achieve and sustain profitability.

Technological changes in the Solar power industry could render our Solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

Our failure to further refine our technology and to develop and introduce new Solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The Solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the Solar power industry and to effectively compete in the future. We believe that a variety of competing Solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our Solar power products. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of Solar power products.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our existing distribution channels.

We currently sell our Solar power products primarily to distributors, system integrators and other value-added resellers within and outside of North America, which typically resell our products to end-users globally. If we are unable to successfully refine our existing distribution relationships and expand our existing distribution channels, our revenues and future prospects may be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our Solar power products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with resellers both within and outside of North America. We may be unable to enter into relationships with resellers in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets at all or in accordance with our current plans. Our ability to enter into and maintain relationships with resellers will be influenced by factors beyond our control, including the relationships between these resellers and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

Our dependence on a small number of resellers may cause significant fluctuations or declines in our product revenues.

Historically, all of our sales to resellers have been made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause and on short notice and that generally do not require minimum purchases. Consequently, our resellers are generally permitted to obtain products from other providers of Solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these resellers. We anticipate that sales of our Solar power products to a limited number of key resellers will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

•         reduction, delay or cancellation of orders from one or more of our significant resellers;

•         selection by one or more of our significant resellers of products competitive with ours;

•         loss of one or more of our significant resellers and our failure to recruit additional or replacement resellers; and

•         failure of any of our significant resellers to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy, and has recently been increasing relative to expected product life. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 10 year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

We intend to continue to establish strategic relationships with third parties in the Solar power industry, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our technology and our products relative to those of our competitors. We can provide no assurance that we will be able to establish new strategic relationships in the future.

In addition, any new strategic alliances that we establish may subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or to expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which may, in turn, cause the market price of our common stock to decline.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of Solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including Solar power technology, could be deterred by these regulations and policies, which could, in turn, result in a significant reduction in the potential demand for Solar power products in general. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our Solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our Solar power products and their installation will  be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters, all of which may change over time. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our Solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our Solar power products.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all applicable foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with any applicable present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to, among other things, potentially significant monetary damages and fines, criminal proceedings and penalties, third party property damage or personal injury claims or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

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

If our management team is unable to execute its business strategies, then our product development, the expansion of our distribution network and our sales and marketing activities may be materially and adversely affected. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skills and experience.

If Solar power technology is not suitable for widespread adoption or sufficient demand for Solar power products does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we may be unable to achieve or sustain profitability.

The market for Solar power products is emerging and rapidly evolving, and its future success is uncertain. If Solar power technology proves unsuitable for widespread commercial deployment or if demand for Solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for Solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of Solar power technology and demand for Solar power products, including:

•         cost-effectiveness of Solar power technologies as compared with conventional and non-Solar alternative energy technologies;

•         performance and reliability of Solar power products as compared with conventional and non-Solar alternative energy products;

•         success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•        fluctuations in economic and market conditions that impact the viability of conventional and non-Solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•         capital expenditures by customers that tend to decrease when the United States or global economy slows;

•        continued deregulation of the electric power industry and broader energy industry; and

•        availability of government subsidies and incentives.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers and distributors of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the Solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and, if our insurance protection is inadequate to cover these claims, could require us to make significant payments.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the Solar power market.

Our ability to compete effectively against competing Solar power technologies will depend, in part, on our ability to protect our current and future proprietary technology and product designs through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the Solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, marketing and selling our products and services:

•        we cannot be certain that our pending United States and foreign patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

•        given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

•        third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

•        we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

•        we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party's intellectual property rights, which may not be available to us, whether on reasonable terms or at all; and

•        the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

We own 7 registered patents and 8 patents pending, and 17 registered trademarks and 21 trademarks pending.

If we are subject to litigation and infringement claims, they could be costly and disrupt our business.

In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop our current and future Solar power products may be subject to claims that they infringe the patents or other proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. We may receive notices from third parties alleging patent, trademark or copyright infringement claims, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our technology efforts. No third party has a current filed intellectual property lawsuit, arbitration or other proceeding against us. We may, however, be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all. In addition, litigation, arbitration or other legal proceedings may be necessary to:

•         assert claims of infringement or misappropriation of or otherwise enforce our intellectual property rights;

•         protect our trade secrets or know-how; or

•         determine the enforceability, scope and validity of our intellectual property rights or those of others.

We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management's efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties' intellectual property rights. We may also be restricted or prevented from developing, marketing or selling a Solar power product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

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

In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology in-licensed to us, the protection of the intellectual property rights may be out of our control. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the related Solar power products.

Our means of protecting our proprietary rights may not be adequate, and our competitors may:

•         independently develop substantially equivalent proprietary information, products and techniques;

•         otherwise gain access to our proprietary information; or

•         design around our patents or other intellectual property.

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

The value of our patents depends in part on their duration. A shorter period of patent protection could lessen the value of our rights under any patents that we obtain and may decrease the revenues we derive from our patents. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of a patent's issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent's protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the average time from filing of patent application to issuance of a patent is usually at least one year and, depending on the subject matter, may be more than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to re-file some of our patent applications to disclose additional subject matter and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would shorten our period of patent exclusivity and may decrease the revenues that we might obtain from the patents.

International intellectual property protection is particularly uncertain and costly, and we have not obtained or sought patent or trademark protection in many foreign countries where our Solar power products and services may be developed, marketed or sold by us or by others. Intellectual property law outside the United States is even more uncertain and costly than in the United States and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights to the same extent as United States laws.

Risks Related to Our Securities

We may conduct further offerings in the future, in which case your shareholdings will be diluted.

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

Because our common stock is considered a “penny stock”, stockholders will be more limited in their ability to sell their shares.

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

The Board of Directors may designate and authorize issuance of preferred shares which could have rights, preferences or privileges in priority to our stockholders and which may further dilute stockholders. The authorized capital of the Company includes 1,000,000 shares of ''blank check'' preferred stock, of which no shares have been issued. The Board of Directors has the authority to issue shares of preferred stock and to determine the price, designation, rights, preferences, privileges, restrictions and conditions, including voting rights and dividend rights, of these shares of preferred stock without any further vote or action by the stockholders. The rights of the holders of shares of our common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that we may issue in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could make it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. At this time, the Company has no present plans of issuing any preferred stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We do not own any real property or any rights to acquire any real property. Our head office is located at 7075 Place Robert-Joncas, Unit 131 Montreal, Quebec, Canada H4M 2Z2. ICP's material property commitments include our lease commitment in Montreal, Quebec, described in the table below.

Location	Term	Square Feet	Monthly Commitment
Montreal, Quebec	March 1, 2006 to Feb 28, 2011	3,878	$2342.96 [1] $2504.54 [2]

1  Representing the lease commitment from March 1, 2006-February 28, 2009.

2   Representing the lease commitment from March 1, 2009- February 28, 2011.

We are a 15% shareholder of a manufacturing facility in Bridgend, Mid Glamorgan, United Kingdom , for which we have no material property commitments.  See “Management’s Discussion and Analysis or Plan of Operation – Sale of 85% of Shares of ICP UK.”

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or to which any of our property is subject and to the best of our knowledge, no such actions against us are contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, through solicitation of proxies or otherwise, to a vote of our stockholders during the fourth quarter of the Company’s fiscal year ended January 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are quoted on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "ICPR". Our shares were first traded on the OTC Bulletin Board in June, 2005. The following table indicates the high and low bid prices of our common stock obtained during the periods indicated:

	For the period ended January 31,2008			For the period ended January 31,2007
	High	Low	High	Low

First Quarter	$2.46	$2.18	$2.00	$0.70
Second Quarter	$3.35	$2.17	$1.80	$0.86
Third Quarter	$3.14	$1.80	$2.09	$1.47
Fourth Quarter	$2.99	$0.36	$2.50	$1.12

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock, as of January 31, 2008, was 61.

Penny Stock Rules

The United States Securities and Exchange Commission (“SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system; provided, that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser; and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Securities Authorized for Issuance Under Equity Compensation Plans

 On November 1, 2006, the Board of Directors approved our 2006 Stock Incentive Plan (the "Plan"). On November 7, 2006, majority shareholder approval for the Plan was received. Under the Plan, up to 2,000,000 shares of common stock may be issued upon the exercise of options granted to directors, management, employees and consultants. As of January 31, 2008, options to purchase a total of 1,415,000 shares of our common stock had been granted under the Plan to certain of the Company's employees and directors. See "Executive Compensation".

Equity Compensation Plan Information

	Number of Securities	Weighted-	Number of Securities
	to be issued upon	Average	remaining available for
	exercise of	Exercise Price of	future issuance under
	outstanding options (1)	outstanding	equity compensation plan
		options	(excluding securities referenced in column (a))

Equity Compensation Plans Approved by Security Holders	1,415,000	$2.25	585,000
Equity Compensation Plans Not Approved by Security Holders	None	None
Total	1,415,000	$2.25

(1)

Amount shown reflects the forfeiture of options to purchase 492,500 shares of our common stock by former employees.  Pursuant to the terms of the Plan, these shares will be available for re-issuance in connection with future option grants.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended January 31, 2008.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company's operations and financial position. Some sections of this MD&A contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company's actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements. In evaluating these statements, you should consider various factors, including the risks discussed below, and, from time to time, in other reports filed by the Company with the SEC.  See “Risk Factors” and “Special Note Regarding Forward Looking Statements”.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal years ended January 31, 2008 and January 31, 2007 as well as its financial position at January 31, 2008, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

Company Overview

Headquartered in Montreal, Canada, ICP operates in the solar energy industry. ICP manufactures, markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through its distribution channels in over 50 countries.

We develop, and market solar power products that provide reliable and environmentally clean electric power throughout the world. Solar power products use interconnected photovoltaic cells to generate electricity from sunlight. Solar power products can provide a cost-competitive, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications. Furthermore, solar power products can provide on-grid customers with a clean, renewable source of alternative or supplemental electricity.

Our plan of operation for the next twelve months is to engage in our R&D, marketing and sales efforts. We plan to expand our current distribution depth within the markets of North America, Europe and Japan for our consumer goods segment through the marketing of our internal brand Sunsei TM , as well as licensed brand Coleman®.

Our immediate goal is to complete the development of our ISUN solar charger for electronics, our Sunsei Greenmeter, and our thin film amorphous solar cell which can be seamlessly integrated into roofing lines for homes, buildings and other structures.

ISUN development is expected to be complete by the end of fiscal 2009 at an estimated cost of $100,000. The Sunsei Greenmeter development is expected to cost an estimated $80,000 and we expect to have a completed product by October 2008.

We are currently developing a distribution channel and technology partnerships to launch products based on the thin film amorphous solar cell technology in fiscal 2009. The estimated cost to finalize the development of the products based on the thin film amorphous solar cell technology is approximately $500,000.

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

Off-Balance Sheet Arrangements

During the fiscal year ended January 31, 2008, the Company had no off-balance sheet arrangements.

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

Sale of 85% of shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the “Agreement”) with ISE LLC (“ISE”).  Under the terms of the Agreement, ISE acquired 85% of the Company’s shares of ICP UK (renamed Epod Solar (Wales) Ltd. ("EPOD") on June 26, 2007) for an aggregate amount of $3,000,000.  On May 10, 2007, the Company and ISE signed an Amendment to the Agreement (“Amendment”), revising the modalities of payment.  As per the terms of the Amendment, ISE shall pay the Company a total of $1.00 for the shares.  In addition, ISE is to pay the Company an amount equivalent to $3,000,000 representing the principal amount outstanding on a loan owed to the Company by ICP UK, as follows:

a)

$150,000 upon signing of the Agreement and $350,000 in kind in the form of solar panels;

b)

$500,000 on November 29, 2007 (as at January 31, 2008 this amount is still owing to the Company); and

c)

The balance to be repaid as monthly payments for a period of 13.94 months commencing January 1, 2008 (“Monthly Payment Commencement Date”).  Each monthly payment is equal to $143,500 per month and shall be made either in cash, or in kind in the form of solar panels, at the option of the Company or its subsidiaries, as per the terms of the Agreement.

From the signing of this Agreement until January 1, 2008, the Company is to acquire 7,000 solar panels per month from ISE, at a price per solar panel (Panel Price) commencing at $24.60 and decreasing as the total cost per solar panel decreases, the sale of the panels shall be on a C.O.D./F.O.B. basis until such time as ISE has secured an accounts receivable line of credit in which case, payment terms shall be net 60.  The Company has the option to acquire up to 7,000 solar panels per month from ISE at the Panel Price for a period of six months.

As at January 31, 2008, the Company acquired approximately 7,000 solar panels per month from the period May 9, 2007 to January 1, 2008 for an aggregate amount of approximately $982,000.

The sale of the shares resulted in a gain of $2,818,207 calculated as follows:

Proceeds of disposal	$ 1
Current assets	(589,874)
Property and equipment	(399,081)
Current liabilities	468,595
Long-term liabilities	3,338,566

Gain on disposition of subsidiary	2,818,207

On February 18, 2008, the Company signed a letter of intent to amend the Share Purchase Agreement dated
May 9, 2007 whereby the remaining 15% interest of the Company in EPOD was transferred to ISE for no additional consideration and the terms of payment of the initial transaction were modified as follows:

EPOD shall pay a total of $2,361,200 (the remaining amount due under the initial agreement) to ICP Solar Technologies Inc. of which $1,180,600 shall be paid in cash on a monthly basis of $40,000 per month commencing on February 1, 2008 until the $1,180,600 balance is fully paid.  ICP shall participate in EPOD's convertible debenture financing round and receive 1,180 units in lieu of the remaining $1,180,600 owing.  Each unit consists of $1,000 face value of the 12% convertible debenture and warrants.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported an accumulated deficit of $8,840,239 as at January 31, 2008.  To date, these losses have been financed principally through the issuance of capital stock and long-term debt, and through debt from related parties.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

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

Compliance with Generally Accepted Accounting Principles

Unless otherwise indicated, the financial information presented in this MD&A, including tabular amounts, is expressed in US dollars and prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Use of Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful accounts, recovery of future income taxes, impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the warrants issued and the resulting impact on the allocation of the proceeds between the shares and warrants. Actual results could differ from those estimates.

The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Significant Accounting Policies

Critical accounting policies are described below and all significant accounting policies are described in note 3 accompanying the financial statements contained in this Annual Report.

Use of Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful accounts, recovery of future income taxes,  impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the warrants issued and the resulting impact on the allocation of the proceeds between the shares and warrants. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer where persuasive evidence of an arrangement exists and where collectibility is reasonably assured.  The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates.  There are no further obligations on the part of the Company subsequent to revenue recognition except for product warranty and returns from the Company's customers.  The Company does accept returns of products, if properly requested, authorized, and approved by the Company.  The Company records an estimate of returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

Share-Based Payments

The Company accounts for share based payments in accordance with the provisions of FAS 123R "Share based payments (Revised)" and accordingly  recognizes in its financial statements share based payments at their fair value.  In addition, it recognizes in the financial statements an expense based on the grant date fair value of stock options granted to employees.  The expense are recognized on a straight line basis over the vesting period and the offsetting credit is recorded in additional paid in capital.  Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid in capital is recognized as capital stock.  The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock-based awards.  The Company uses the Black Scholes option pricing model to determine the fair value of the options.

The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by EITF 96-18 "Accounting for Equity Investments that are issued to Other Than Employees for acquired or in conjunction with selling, Goods or Services, and the Black Scholes option principal method, and recorded, the fair value of non-employee stock options as an expense over the vesting term of option.

If an equity award is modified after the grant date, an incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award on the modification date.

The Company uses the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions, including estimating the length of time option holders will retain their stock options before exercising them (“the expected term”), the expected volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The amount of stock-based compensation recognized in the consolidated statement of operations could be materially different under different assumptions.

Impairment of Long-Lived Assets

Long-lived assets, comprising property and equipment, that are held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN)
No. 48, ''Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109'' (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.  The Company is currently subject to a four year statute of limitations by major tax jurisdictions.  The Company and its subsidiaries file income tax returns in Canada and the United States.

Changes in Accounting Principles

Foreign Currency Translation

It is management’s view that the United States dollar best portrays the economic results of the worldwide operations and thereby best achieves the objectives of foreign currency translation.  As a result, effective May 9, 2007, the Company’s functional currency was changed from the Canadian dollar to the United States dollar to reflect the Company’s increased exposure to the US dollar as a result of the sale of 85% of the Company’s share in its UK subsidiary.  The method used to translate the results and financial position for items and transactions denominated in non-US currencies are as follows:

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

The Company applied the functional currency change on a prospective basis as of May 9, 2007.  This change in functional currency did not have a material effect on the accounts of the Company for the year ended January 31, 2008.No new accounting changes were adopted during fiscal 2007 and 2008.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management  is currently assessing the impact of SFAS 157 on the Company's financial statements.

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS159), which includes an amendment to FASB Statement No.115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The guidance will become effective for the fiscal year beginning after December 15, 2008. We expect SFAS No. 160 will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

Adjustment to Issued Interim Financial Statements

Following the release of the third quarter financial statements, the Company corrected the calculation of the fair value, including the volatility used in the fair value calculation on the stock options and warrants that were issued  prior to the fourth quarter.  The correction in the calculation and the change in the volatility from approximately 85% to 57%, resulted in an increase of $168,945 for the first quarter and $202,734 for the second quarter for an aggregate amount of $371,679 to the stock-based compensation recorded for the issued options, as well as an increase of $130,375 for the first quarter and a decrease of $19,141 for the second quarter for an aggregate amount of $111,234 to the stock-based compensation recorded for the issued warrants.

Selected Consolidated Annual Information
 (in thousands of $, except per-share amounts)

	Fiscal Years Ended January 31,
	2008	2007

Revenues	6,541	7,603
Gross margin	2,166	2,149
Expenses	7,514	4,533
Operating Loss	(5,556)	(2,384)
Net earnings (loss)	(4,222)	(2,627)
Earnings (loss) per Class A share
(basic and diluted)	(0.14)	(0.11)
Weighted average number of
Class A shares outstanding (in thousands)	30,149	23,694
Cash dividends paid on Class A shares	-	-

Balance Sheet Data (as at January 31)

	2008	2007

Total assets	6,199	6,096
Shareholders' equity	3,467	1,065
Total interest-bearing debt (1)	1,812	3,395
Cash and short-term investments	526	744

(1)     Including long-term debt and its current portion, bank advances and loans, interest bearing portion of director's loan payable, government grants, capital lease obligations and their current portion as well as convertible notes.

Seasonality

ICP's business is subject to certain seasonal cycles, especially during the summer period corresponding to the part of the second quarter and part of the third quarter, traditionally the slowest of the Company's fiscal year, and the month of December as a result of the end-of-year holidays.

Operating Results for the Fiscal Year Ended January 31, 2008

Net Sales

During the fiscal year ended January 31, 2008, ICP's consolidated net sales decreased by 14% or $1.06 million to $6.54 million, down from $7.6 million for the year ended January 31, 2007. As sales programs are established with customers up to a year in advance, the lack of funding in fiscal 2007 resulted in reduced inventory supply available for fiscal 2008. Consequently, the related production and delivery delays resulted in a loss of orders in the last three quarters of the year.

Sales to one customer amounted to approximately 13% (10% in 2007) of total sales. Outstanding accounts receivable for this customer as at January 31, 2008 accounted for approximately 5% (3% in 2007) of total accounts receivable.

By geographic location, sales in North America accounted for approximately 60% (55% in 2007) of total sales, Europe 27% (20% in 2007), Asia 9% (18% in 2007) and Africa 4% (7% in 2007).

Gross Margin

The gross margin remained relatively stable growing by 0.7% or approximately $17 thousand to $2.17 million. The gross profit margin as a percentage of sales was to 33.1%, compared to 28.3% the previous year. This increase reflects higher contribution earned in Europe, higher value earned due to the increased recognition of the ICP brands, and results from the initiatives implemented since the beginning of the fiscal year to tighten controls, streamline operational procedures and reduce operational costs.

Operating expenses

Selling and general and administrative expenses increased to $7.5 million from $4.1 million a year earlier, representing an increase of $ 3.4 million. During the fiscal year, for the first time, the company granted stock options and warrants to employees, directors and certain consultants as described in further detail in Note 14, Additional Paid-In Capital in the accompanying Financial Statements. A total of 1,907,500 stock options and 1,075,000 warrants were issued. In addition, the expiry date of 3,000,000 warrants was modified from January 11, 2008 to July 11, 2008.

The total expenses related to these issues and modification recognized during the fiscal year amounted to $2.77 million. Excluding the effects of the issued options and warrants  expense and the expense related to the modification, selling, general and administrative expenses increased by approximately $615 thousand.

This increase reflects an increase in selling expenses of $385 thousand, an increase in administrative expenses of $475 thousand, an increase in professional fees related to legal expenses and continuous disclosure as a public company of $250 thousand, other professional fees related to operations of $250 thousand, and an increase in general expenses of approximately $145 thousand  offset by a reduction of approximately $890 thousand in savings related to the sale of the UK factory in May, 2007.

Research and development expenses were $87.8 thousand for the year compared to $22 thousand in the corresponding period a year earlier as the Company increased R&D efforts relating to metering and monitoring, and roof tile development.

Including depreciation of $110 thousand and the loss on foreign exchange of $10 thousand, operating losses amounted to $5.56 million compared to losses of $2.4 million for the corresponding period a year earlier.

Net Interest expense amounted to $277 thousand during the fiscal year compared to $354 thousand for the corresponding period a year earlier. The decreased of $77 thousand results from the conversion during the year of $1,650,000 of convertible notes to common shares as detailed further in note 11 of the accompanying Financial Statements.

As mentioned previously, on May 9, 2007, ICP sold 85% of its factory located in the UK as further described in note 9, Sale of 85% of shares of ICP UK, in the accompanying Financial Statements. The sale resulted in a net gain of $2.8 million. Terms of the sale also called for a repayment by the purchaser in the amount of $3 million of the loans owing to the other related entities in the ICP group. As the total of these loans amounted to $3.2 million as of April 30, 2007, a write down of loan receivable of $229 thousand relating to the sale of the UK factory was recorded during the fiscal year.  An amount of $645 thousand has been recorded as a discount on the loan receivable. Revenue of $345 thousand representing the accretion of the discount on the loan receivable related to the sale of the UK factory in May 2007, was recorded during the year.

After giving effect to these items the net loss for the year ended January 31, 2008 amounted to $4.2 million after taxes of $93 thousand compared to a net loss of $2.6 million for the fiscal year ended January 31, 2007.

The loss per Class A share (basic and diluted) amounted to $0.14 on a weighted average of 30,148,509 outstanding shares, compared with a loss per share of $0.11 on 23,693,594 shares the previous year. The increased weighted average number of outstanding shares is due to the Class A share issues in connection with the exercise of warrants, conversion of convertible notes, and payment of interest in common stock to note holders, as explained in further detail in note 13 (Common Stock) accompanying the consolidated financial statements contained in this Annual Report.

Income Taxes

There were Canadian, Provincial and U.K. net operating losses of approximately $5,246,000 (2007 - $1,400,000), $4,941,000 (2007 - $1,095,000) and $Nil (2007 - $2,250,000), respectively that may be applied against earnings of future years.  Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions.  A portion of the net operating losses may expire before they can be utilized.

The reconciliation of the effective income tax rate, to the statutory rate for the years ended January 31, 2008 and 2007 is presented in note 15 to the financial statements accompanying this Report.

Uncertain Tax Positions

On February 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Prior to February 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2008.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48.

The interest and penalties as of January 31, 2008 and for the years ended January 31, 2007, 2006 and 2005 were $Nil.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business.  For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 31, 2008:

Tax Jurisdictions	Tax Years
Federal - Canada	2003 and onward
Quebec - Canada	2003 and onward

Segmented Information

During the year-ended January 31, 2008, and as a result of the sale of ICP UK (see note 9to the financial statements accompanying this report), the Company reorganized its strategic activities and now operates in a single business segment.

The manufacturing activities, up to the date of sale, represent the Company's manufacturing plant held in the UK subsidiary.  All units that were produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities.  The two businesses were managed, up to date of sale, separately and exposed to different sets of risks.

Selling, general and administrative expenses of the manufacturing segment totaled $603 thousand compared to $617 thousand for the selling segment for the period February 1, 2007 to May 9, 2007.

The manufacturing segment incurred a loss of $364 thousand compared to the selling segment that realized earnings from operations of$127 thousand for the period February 1, 2007 to May 9, 2007.

 The segmented information for the period from February 1, 2007 to May 9, 2007, is approximately as follows:

	Selling	Manufacturing	Inter Entity	Total

Net sales	$2,620,340	$663,720	$ (663,720)	$2,620,340
Cost of sales	1,616,332	464,790	(663,720)	1,417,402
Gross Margin	1,004,008	198,930	-	1,202,938
Selling, general and administrative	616,895	603,371	-	1,220,266
Amortization	7,311	71,195	-	78,506
Foreign exchange (gain) loss	23,406	(111,646)	-	(88,240)
Write-down of loan receivable	229,128	-	-	229,128
Segmented operating earnings (loss)	127,268	(363,990)	-	(236,722)
Unallocated expenses
Research and development				253
Interest expense				114,794
Net Loss				$(351,769)

The distribution of the revenue of the Company by geographic location is approximately as follows:

	2008	2007

North America	$3,984,739	$4,195,596
Europe	1,793,133	1,514,986
Asia	597,711	1,348,468
Africa	265,649	544,175

The distribution of the property and equipment of the Company by geographic location is approximately as follows:

	2008	2007

North America	$85,478	$105,552
Europe	-	428,832

During the year ended January 31, 2007, the Company operated in two business segments.  The manufacturing activities represent the Company's manufacturing plant held in the UK subsidiary, which in the current year were sold.  All units that were produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities.  The two businesses are managed separately and exposed to different sets of risks.

The manufacturing activities incurred selling, general and administrative expenses of $1.3 million representing approximately 32% of total selling general and administrative expenses. The operating loss for that segment was $1.4 million compared to an operating loss of $775 thousand incurred by the Company’s headquarters.

The segmented information for 2007 is approximately as follows:

	Selling	Manufacturing	Inter entity	Total
Current assets	$5,126,074	$589,521	$(153,495)	$5,562,100
Property and equipment	105,552	428,832		534,384
Other assets	2,914,612		(2,914,612)
Total assets	8,146,238	1,018,353	(3,068,107)	6,096,484
Current liabilities	2,690,456	478,576		3,169,032
Other liabilities	1,746,344	3,030,727	(2,914,612)	1,862,459
Net sales	7,603,225	2,533,633	(2,533,633)	7,603,225
Cost of sales	5,867,588	2,057,452	(2,470,699)	5,454,341
Gross Margin	1,735,637	476,181	(62,934)	2,148,884
Selling, general and administrative	2,790,154	1,337,522		4,127,676
Amortization	47,602	259,640		307,242
Foreign exchange (gain) loss	(269,574)	291,132		21,558

Write down of property and equipment	54,086			54,086
Gain on forgiveness of debt	(111,672)			(111,672)
Segment operating loss	(774,959)	(1,412,113)	(62,934)	(2,250,006)
Unallocated expenses
Research and development				22,678
Interest expense				353,881
				376,559
Net Loss	$2,510,596	$1,888,294	$-	$(2,626,565)

Management evaluated the performance of each segment based on segmented operating income (loss).

Principal Cash Flows for the Fiscal Year Ended January 31, 2008

Operating activities before net change in non-cash working capital items used cash flows of $2.8 million compared to $2.19 million a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $1.45 million for the fiscal year compared to $1.6 million used in 2007. After net change in non-cash working capital balances, operating activities used net cash flows of $1.38 million, compared with $3.8 million the previous year. This decrease in use of cash relates primarily to income taxes recovered, the realization on our inventory built up over fiscal 2007 and improvement in the collection rate of our receivables during the year.

Financing activities provided cash flows of $1.03 million, primarily as a result of receipt of funds for the exercise of 2 million warrants during the fiscal year generating $2.0 million. In addition, the Company repaid a director’s loan in the amount of $577 thousand, reduced long-term debt by $188 thousand, reduced bank indebtedness by $57 thousand and repaid government grants and capital lease obligations of $147 thousand in total.

 Investing activities generated cash flows of $132 thousand, primarily from the receipt of $150 thousand related to the sale of the UK factory, offset by additions to property and equipment of $18 thousand.

After also deducting the $93 thousand exchange loss on cash denominated in foreign currency, aggregate cash inflows and outflows for fiscal 2008 provided used net cash flows of $218 thousand. ICP ended fiscal 2008 with cash of $20,967, down from $238,509 as at January 31, 2007.

Financial Position as at January 31, 2008

Total assets amounted to $6.2 million as at January 31, 2008, remaining stable compared to $6.1 million as at January 31, 2007. Reflected in this $100 thousand increase are items related to the sale of the factory in the UK described above, notably an increase of   $2.2 million in loans receivable (net of the unamortized portion of the discount on the loan of $300 thousand) and a decrease of $448 thousand in property and equipment. The balance of the increase is explained by the decrease in cash of $218 thousand and decrease in income taxes recoverable of $574 thousand, a decrease of $737 thousand in trade receivables and a decrease of $142 thousand in prepaid expenses.

Working capital totalled $1.86 million as at January 31, 2008 for a current ratio of 1.9:1 compared with working capital of $2.4 million as at January 31, 2007 for a current ratio of 1.76:1.

The liability component of the convertible notes amounted to $683 thousand as at January 31, 2008, this 1.06 million decrease from January 31, 2007 reflects the conversion during the fiscal year of notes in the amount of $1.65 million at face value as detailed further in note 11 of the financial statements included in Item 7 of this Annual Report.  Interest-bearing debt (consisting of long-term debt and its current portion, convertible notes, bank indebtedness, and obligations under capital lease) amounted to approximately $1.8 million as at January 31, 2008 down from $3.4 million as at January 31, 2007.

In accordance with its banking agreement, the Company is required to comply with a tangible net worth test evaluated on a monthly basis. As at January 31, 2008, the Company was in compliance with this covenant. The Company is also required to maintain a ratio of total liabilities to tangible net worth evaluated at the end of each fiscal year. As at January 31, 2008, this ratio was achieved and the Company was in compliance with its banking agreement.

Shareholders’ equity amounted to $3.47 million as at January 31, 2008, compared to $1.06 million as at January 31, 2007. The increase is attributable to the net loss for the period of $4.2 million, the exercise of warrants for $2.0 million, the increase in paid-in capital of $2.77 million related to issuance of stock options and warrants and the increase in paid-in capital related to the conversion of $1,650,000 convertible notes and the issuance of 69,445 common shares in payment of related interest.

Other Contractual Commitments

Minimum lease payments, exclusive of occupancy and escalation charges, under an operating lease expiring in 2012, are approximately as follows:

2009	$27,000
2010	28,000
2011	28,000
2012	2,000

During the fiscal year ended January 31, 2008, the Company incurred rental expenses amounting to approximately $27,000 (2007 - $200,000).

In accordance with a royalty agreement terminating in 2009, the Company is committed to annual minimum advertising expenditures and royalty fees, totalling as follows:

2008	$128,000
2009	200,000

Subsequent events

Acquisition of WES Power

On March 5, 2008, the Company executed a Share Purchase Agreement ("Agreement") with the majority shareholders of WES Power ("WES Majority Shareholders"), pursuant to which the Company purchased from the WES Majority Shareholders all of the issued and outstanding shares of WES Power, Inc. (“WES Power”).  The Agreement supersedes and annuls the share purchase agreement signed between the parties on August 27, 2007.

Under the terms of the Agreement, the Company acquired 100% of all of the shares of WES Power for the following consideration:

(a)  A cash payment by the Company in the amount of $1.00;

(b) Issuance by the Company of 104,050 shares of its common stock;

(c) Issuance by the Company of 250,000 warrants to purchase common shares of the Company. The warrants will expire on March 5, 2013 and have a maturity date of five years from date of issuance and an exercise price of $0.50. The warrants shall be convertible within five years from date of issuance; and

(d) Execution of employment agreements by the Company with each of the WES Majority Shareholders.

The total consideration to acquire the net assets of WES Power, with a book value of $38,129, was for a total of $134,831 including transaction costs. The excess consideration paid over the purchase price of $96,702 was allocated tentatively to intellectual property based upon a preliminary allocation.  Total transaction costs of $25,000 have been included as part of the cost of acquisition.

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets Acquired:

Cash	$1,134
Other current assets	20,898
Property and equipment	9,891
Intangible assets	225,834
Total Assets	$257,757

Liabilities Assumed
Current liabilities	$65,633
Long-term debt	57,293
Total Liabilities	122,926
Net Assets at Fair Value	$134,831

Consideration:

Cash	$1
Issuance of 104,050 common shares	45,980
Issuance of 250,000 warrants	63,850
Transaction costs	25,000
Total consideration	$134,831

The common shares issued to the WES Majority Shareholders were attributed a fair value of $0.44 per share which represents the average of the closing price two days before and two days after the date of acquisition.

The warrants issued to the WES Majority Shareholders were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	75%
Expected life	5 years
Risk-free interest rate	2.59%
Dividend yield	$Nil
Weighted average fair value of warrants at grant date	$ 0.2554

Stock Options

a)

Modification of Exercise Price

On February 14, 2008, the Board of Directors of the Company, authorized the modification of the exercise price of the options issued and outstanding pursuant to the Company’s 2006 Stock Incentive Plan from $2.25 - $2.35 to $0.50. This modification of the options to purchase common stock of the Company was applied to a total of 1,415,000 options issued to employees and Directors between May 18, 2007 and February 13, 2008.

This modification will be accounted for by recording, over the vesting period, the difference between the fair value of the options immediately prior to the modification and the fair value of the options determined at the date of modification. The incremental compensation expense related to this modification amounted to $217,832 of which $119,056 will be expensed in the first quarter of 2009 and $98,776 will be expensed over the remaining vesting period.  The fair value was determined by the Black-Scholes-Merton valuation model using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.38 years
Risk-free interest rate	2.71%
Dividend yield	$Nil
Weighted average fair value of options at modification date	$ 0. 30

b)

New Issues

Grant

On February 14, 2008, the Company granted options to purchase a total of 45,000 shares of common stock to current employees and granted options to purchase a total of 90,000 shares of common stock to current Directors.  Options granted to current employees vest over a two year period at the rate of 25% every six months, while options granted to current Directors vest on August 14, 2008. The Company will recognize a compensation expense of $26,317 over the vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.58 years
Risk-free interest rate	2.81%
Dividend yield	$Nil
Weighted average fair value of options at grant date	$ 0.305

Warrants - Modification of Exercise Price

On February 14, 2008, the Board of Directors of the Company authorized the modification of the exercise price from $2.25 to $0.50 of common stock purchase warrants, issued on May 18, 2007 as consulting fees to a member of the immediate family of the President and CEO of the Company (100,000 warrants) and to a Director and former CFO of the Company (525,000 warrants).

This modification will be accounted for by recording the difference between the fair value of the warrants immediately prior to the modification and the fair value of the warrants determined at the date of modification. The incremental compensation expense related to this modification amounted to $110,000 which will be expensed in the first quarter of 2009 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	76%
Expected life	2.63 years
Risk-free interest rate	2. 01%
Dividend yield	$Nil
Weighted average fair value of warrants at modification date	$ 0.2161

On March 25, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $1.00 to $0.50 of the remaining common stock purchase warrants issued in 2006. This modification applies to 3,000,000 stock purchase warrants.

This modification will be accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. The incremental compensation expense related to this modification amounted to $50,700 which will be expensed in Q1the first quarter of 2009 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	104%
Expected life	4 months
Risk-free interest rate	1.24%
Dividend yield	$Nil
Weighted average fair value of warrants at modification date	$ 0. 196

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

Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

RSM Richter LLP
Chartered Accountants
 Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

ICP Solar Technologies Inc.

Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

Contents

Report of Independent Registered Public Accounting Firm	1
Balance Sheet	2
Statement of Shareholder's Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5 - 6
Notes to Financial Statements	7 - 33

RSM Richter S.E.N.C.R.L.
Comptables agréés
Chartered Accountants
2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

ICP Solar Technologies Inc.

We have audited the accompanying consolidated balance sheets of ICP Solar Technologies Inc. as at January 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at January 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting at January 31, 2008 included in Item 8A (T) of the 10-KSB filing and, accordingly, we do not express an opinion thereon.

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

[signed] RSM Richter LLP

Chartered Accountants

Montreal, Quebec
April 29, 2008

1

ICP Solar Technologies Inc.

Consolidated Balance Sheet
As At January 31,
(Expressed in U.S. Funds)

	2008	2007
Assets
Current
Cash	$20,967	$238,509
Term deposit (note 5)	505,301	505,301
Accounts receivable (note 6)	873,976	1,610,884
Income taxes recoverable	-	573,587
Inventories (note 7)	2,426,177	2,405,386
Prepaid expenses	86,898	228,433
	3,913,319	5,562,100
Property and Equipment (note 8)	85,478	534,384
Investment in EPOD Solar (Wales) Ltd. (note 9)	1	-
Loan Receivable, less unamortized discount of $299,842 (note 9)	2,200,158	-

	$6,198,956	$6,096,484
Liabilities
Current
Bank indebtedness (note 10)	1,102,311	1,159,689
Accounts payable and accrued liabilities	920,396	1,285,056
Current portion of government grants payable	27,036	114,480
Current portion of long-term debt	-	61,493
Current portion of obligation under capital leases	-	47,013
Loan payable, director	-	501,301
	2,049,743	3,169,032
Long-Term Debt	-	116,115
Convertible Notes, less unamortized discount of $167,492
(2007 - $753,656) (note 11)	682,508	1,746,344
Commitments (note 12)
Shareholders' Equity
Capital Stock (note 13)	328	290
Additional Paid-In Capital	13,105,085	6,482,923
Accumulated Other Comprehensive Loss	(798,469)	(800,719)
Accumulated Deficit	(8,840,239)	(4,617,501)
	3,466,705	1,064,993
	$6,198,956	$6,096,484

See accompanying notes

Approved on Behalf of the Board

ICP Solar Technologies Inc.

Consolidated Statements of Shareholders' Equity
For the Years Ended January 31,
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other		Total
	Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amounts	Capital	Loss	Deficit	Equity

Balance - January 31, 2006	100	$64	$-	$(707,601)	$(1,990,936)	$(2,698,473)

Common stock issued	(60)	(38)	-	-	-	(38)
Issue of Class "A" shares in exchange for Class "A"	6,000	38	-	-	-	38
shares cancelled
Recall and cancellation of issued Class "B" shares	(40)	(26)	-	-	-	(26)
Issue of Class "A" shares in exchange for Class "B"	4,000	26				26
shares cancelled
Class "A" shares subdivided on basis of 1,656.6968	(10,000)	(64)				(64)
for Class "A" shares
Issue of Class "A" shares	16,566,968	64				64
Class "E" shares exchanged for Class "A" shares	3,433,032	176,215	3,256,817			3,433,032
Recapitalization in connection with share exchange	9,000,000	(175,989)	3,169,391			2,993,402
Issuance of 150,000 stock purchase warrants			56,715			56,715
Foreign currency translation				(93,118)		(93,118)
Net loss					(2,626,565)	(2,626,565)
Balance - January 31, 2007	29,000,000	290	6,482,923	(800,719)	(4,617,501)	1,064,993

Common stock issued	3,719,445	38	3,849,961	-	-	3,849,999
Stock based compensation			1,088,828			1,088,828
Warrants issued			1,400,173			1,400,173
Modification of warrants			283,200			283,200
Cumulative translation adjustment
Foreign currency translation				2,250		2,250
Net loss	-	-	-	-	(4,222,738)	(4,222,738)
Balance - January 31, 2008	32,719,445	$328	$13,105,085	$(798,469)	$(8,840,239)	$3,466,705
See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended January 31,
(Expressed in U.S. Funds)

	2008	2007
Net Sales	$6,541,232	$7,603,225
Cost of Sales	4,375,063	5,454,341
Gross Margin	2,166,169	2,148,884
Expenses

Selling, general and administrative	7,513,739	4,127,676
Depreciation	109,661	307,242
Research and development	87,812	22,678
Foreign exchange loss	10,484	21,558
Write-down of property and equipment	-	54,086
	7,721,696	4,533,240
Operating Loss	(5,555,527)	(2,384,356)

Interest expense	(299,352)	(359,446)
Interest income	22,077	5,565
Discount given on loan receivable	(644,619)	-
Write-down of loan receivable	(229,128)	-
Accretion of discount on convertible notes	(586,163)	-
Accretion of discount on loan receivable	344,767	-
Gain on forgiveness of debt	-	111,672
Gain on disposition of subsidiary (note 9)	2,818,207	-
	1,425,789	(242,209)

Loss Before Income Taxes	(4,129,738)	(2,626,565)
Income taxes (note 15)	93,000	-
Net Loss	(4,222,738)	(2,626,565)
Other Comprehensive Income (Loss)

Foreign currency translation adjustment	2,250	(93,118)
Comprehensive Loss	$(4,220,488)	$(2,719,683)
Basic Weighted Average Number of Shares Outstanding	30,148,509	23,693,554
Basic and Diluted Loss Per Share (note 16)	(0.14)	(0.11)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
For the Years Ended January 31,
(Expressed in U.S. Funds)

	2008	2007
Funds Provided (Used) -
Operating Activities
Net loss	$(4,222,738)	$(2,626,565)
Stock based compensation	1,088,828	-
Warrants issued	1,400,173	-
Modification of warrants	283,200	-
Depreciation	109,661	307,242
Interest expense on convertible notes	200,000	-
Discount given on loan receivable	644,619	-
Write-down of property and equipment	4,346	54,393
Gain on forgiveness of debt	-	(111,672)
Foreign exchange loss	10,484	21,558
Consulting fee paid in warrants	-	56,715
Gain on disposition of subsidiary	(2,818,207)	-
Write-down of loan receivable	229,128	-
Accretion of discount on convertible notes	586,163	103,953
Accretion of discount on loan receivable	(344,767)	-
	(2,829,110)	(2,194,376)
Changes in non-cash operating elements of
working capital (note 17)	1,448,311	(1,634,411)
	(1,380,799)	(3,828,787)
Financing Activities
Bank indebtedness	(57,378)	(60,178)
Long-term debt	-	204,389
Repayment of long-term debt	(187,954)	(19,995)
Loan payable, director	(577,036)	(110,526)
Loan payable	-	4,964,524
Obligation under capital leases	(49,752)	(37,303)
Government grants payable	(96,887)	(11,110)
Common stock issued	2,000,000	-
	1,030,993	4,929,801

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
For the Years Ended January 31,
(Expressed in U.S. Funds)

	2008	2007
Investing Activities
Acquisition of net assets less cash acquired	$-	$(204,181)
Additions to property and equipment	(17,737)	-
Loan receivable	150,000	-
Proceeds from disposition of subsidiary	1	-
Term deposit	-	(505,301)
	132,264	(709,482)
Effect of Foreign Exchange on Cash Balances	-	(153,023)
Increase (Decrease) in Cash	(217,542)	238,509
Cash
Beginning of Year	238,509	-
End of Year	$20,967	$238,509

See accompanying notes

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

1.

Basis of Presentation and Reorganization of the Corporation

The Company, ICP Solar Technologies Inc., is a Nevada corporation and is engaged in the business of assembling and distributing renewable solar energy products worldwide.

The consolidated financial statements include the accounts of the Company and its subsidiary companies.  On consolidation, all material inter-entity transactions and balances have been eliminated.

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

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
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

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has reported an accumulated deficit of $8,840,239 (2007 - $4,617,501).  To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties.  Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

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

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful accounts, recovery of future income taxes, impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the warrants issued and the resulting impact on the allocation of the proceeds between the shares and warrants.  Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB Shipping Point or FOB Destination, based upon terms established with the customer where persuasive evidence of an arrangement exists and where collectibility is reasonably assured.  The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates.  There are no further obligations on the part of the Company subsequent to revenue recognition except for product warranty and returns from the Company's customers.  The Company does accept returns of products, if properly requested, authorized, and approved by the Company.  The Company records an estimate of returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

Product Warranty

The Company's current product warranty includes a ten year, up to a lifetime warranty period for defects in materials, workmanship and power performance.  Accruals for product warranties are recorded at the time of shipment of products to customers.  The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales.  The Company periodically reviews the adequacy of its products warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual historical experience.  As at January 31, 2008, the total provision for warranties amounted to approximately $63,000
(2007 - $95,000).

Valuation of Inventories

Raw materials are valued at the lower of cost and replacement cost.  Finished goods are valued at the lower of cost and net realizable value.  Cost is determined on an average cost base.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
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

Sales Taxes

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on February 1, 2007.  The Company’s policy is to present such taxes on a net basis in the consolidated statements of operations

Share-Based Payments

The Company accounts for share based payments in accordance with the provisions of FAS 123R "Share based payments (Revised)" and accordingly  recognizes in its financial statements share based payments at their fair value.  In addition, it recognizes in the financial statements an expense based on the grant date fair value of stock options granted to employees.  The expense are recognized on a straight line basis over the vesting period and the offsetting credit is recorded in additional paid in capital.  Upon exercise of options, the consideration paid together with the amount previously recorded as additional paid in capital is recognized as capital stock.  The Company estimates its forfeiture rate in order to determine its compensation expense arising from stock-based awards.  The Company uses the Black Scholes option pricing model to determine the fair value of the options.

The Company accounts for stock-based compensation expense for non-employees using the fair value method prescribed by EITF 96-18 "Accounting for Equity Investments that are issued to Other Than Employees for acquired or in conjunction with selling, Goods or Services, and the Black Scholes option principal method, and recorded, the fair value of non-employee stock options as an expense over the vesting term of option.

If an equity award is modified after the grant date, an incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award, if any, over the fair value of the original award on the modification date.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies (Cont'd)

The Company uses the Black-Scholes-Merton option pricing model which requires the input of highly subjective assumptions. These assumptions, including estimating the length of time option holders will retain their stock options before exercising them (“the expected term”), the expected volatility of our common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The amount of stock-based compensation recognized in the consolidated statement of operations could be materially different under different assumptions.

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries.  The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions.  The Company writes off trade receivables when they are deemed uncollectible.  The Company records recoveries of trade receivables previously written-off when they receive them.  The Company does not believe that it is exposed to an unusual level of customer credit risk (see note 6).  Management considers an allowance for doubtful accounts is not required to cover any exposure to loss in its January 31, 2008 and January 31, 2007 accounts receivable.

Investments

The Company records its investment in which it does not exercise significant influence using the cost method.

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

Property and Equipment

Property and equipment are recorded at cost.  Provisions for depreciation are based on their estimated useful lives using the declining balance method as follows:

Machinery and equipment	20%
Furniture and fixtures	20%
Computer equipment	30%
Vehicles	30%

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies (Cont'd)

Upon retirement or disposal, the cost of the asset disposed of and the related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.  Expenditures for repairs and maintenance are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, comprising property and equipment, that are held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation (FIN)
No. 48, ''Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109'' (FIN 48), which clarifies the accounting for uncertainty in tax positions.  This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if the position is more likely than not for being sustained on audit, based on the technical merits of the position. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.  The Company is currently subject to a four year statute of limitations by major tax jurisdictions.  The Company and its subsidiaries file income tax returns in Canada and the United States.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies (Cont'd)

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

The Company applied the functional currency change on a prospective basis as of May 9, 2007.  This change in functional currency did not have a material effect on the accounts of the Company for the year ended
January 31, 2008.

Newly Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands fair value disclosures. The standard does not require any new fair value measurements. This standard is effective for fiscal years beginning after November 15, 2007. Management  is currently assessing the impact on the Company's financial statements.

In February 2007, FASB issued FASB Statement No.159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS159), which includes an amendment to FASB Statement No.115. SFAS 159 permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the “fair value option”) and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of this standard on its consolidated financial statements.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies (Cont'd)

In December 2007, FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS 141R will change the accounting treatment for certain specific acquisition related items including: (1) expensing acquisition related costs as incurred; (2) valuing non-controlling interests at fair value at the acquisition date; and (3) expensing restructuring costs associated with an acquired business. SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We expect SFAS 141R will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The guidance will become effective for the fiscal year beginning after December 15, 2008. We expect SFAS No. 160 will have an impact on our accounting for future business combinations once adopted but the effect is dependent upon the acquisitions that are made in the future.

4.

Adjustment to Issued Interim Financial Statements

Following the release of the third quarter financial statements, the Company corrected the calculation of the fair value, including the volatility used in the fair value calculation on the stock options and warrants that were issued  prior to the fourth quarter.  The correction in the calculation and the change in the volatility from approximately 85% to 57%, resulted in an increase of $168,945 for the first quarter and $202,734 for the second quarter for an aggregate amount of $371,679 to the stock-based compensation recorded for the issued options, as well as an increase of $130,375 for the first quarter and a decrease of $19,141 for the second quarter for an aggregate amount of $111,234 to the stock-based compensation recorded for the issued warrants.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

5.

Term Deposit

The term deposit, bearing an interest rate of 3.75% and maturing in May 2008, is held as security for the credit facility as disclosed in note 10.

6.

Accounts Receivable

The Company has entered into an agreement with a Canadian government agency to guarantee certain accounts receivable as to credit risk.  As at January 31, 2008, approximately $854,000 (2007 - $698,000) of accounts receivable are guaranteed.

7.

Inventories

	2008	2007

Raw materials	$701,222	$937,137
Finished goods	1,724,955	1,468,249
	$2,426,177	$2,405,386

Total goods in transit included in raw materials and finished goods is approximately $114,000 (2007 - $213,000) and $76,000 (2007 - $486,000) respectively.  A provision for inventory has been recorded as at January 31, 2008 of approximately $20,000 (2007 - $178,000).

8.

Property and Equipment

			2008
		Accumulated	Net Carrying
	Cost	Amortization	Amount

Machinery and equipment	$568,108	$528,449	$39,659
Furniture and fixtures	130,883	111,918	18,965
Computer equipment	186,122	159,268	26,854
	$885,113	$799,635	$85,478

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

8.

Property and Equipment (Cont'd)

			2007
		Accumulated	Net Carrying
	Cost	Amortization	Amount
Machinery and equipment	$1,746,408	$1,262,795	$483,613
Furniture and fixtures	103,278	85,038	18,240
Computer equipment	157,831	125,300	32,531
Vehicles	52,888	52,888	-
	$2,060,405	$1,526,021	$534,384

9.

Sale of 85% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the “Agreement”) with ISE LLC (“ISE”).  Under the terms of the Agreement, the Company sold 85% of the shares of ICP UK (name changed to Epod Solar (Wales) Ltd. ("EPOD") on June 26, 2007) for an aggregate amount of $3,000,000.  On May 10, 2007, the Company and ISE signed an Amendment to the Agreement (“Amendment”), revising the modalities of payment.  As per the terms of the Amendment, ISE shall pay the Company a total of $1.00 for the shares.  In addition, ISE is to pay the Company an amount equivalent to $3,000,000 representing the principal amount on a non-interest bearing loan owed to the Company by ICP UK as follows:

a)

$150,000 upon signing of the Agreement and $350,000 in kind in the form of solar panels;

b)

$500,000 on November 29, 2007 (as at January 31, 2008 this amount is still owing to the Company); and

c)

The balance to be repaid as monthly payments for a period of 13.94 months commencing January 1, 2008.  Each monthly payment is equal to $143,500 per month and shall be made either in cash, or in kind in the form of solar panels, at the option of the Company or its subsidiaries, as per the terms of the Agreement.

From the signing of this Agreement until January 1, 2008, the Company is to acquire 7,000 solar panels per month from ISE, at a price per solar panel (Panel Price) commencing at $24.60 and decreasing as the total cost per solar panel decreases, the sale of the panels shall be on a C.O.D./F.O.B. basis until such time as ISE has secured an accounts receivable line of credit in which case, payment terms shall be net 60.  The Company has the option to acquire up to 7,000 solar panels per month from ISE at the Panel Price for a period of six months.

As at January 31, 2008, the Company acquired approximately 7,000 solar panels per month from the period
May 9, 2007 to January 1, 2008 for an aggregate amount of approximately $982,000.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

9.

Sale of 85% of Shares of ICP UK (Cont'd)

The sale of the shares resulted in a gain of $2,818,207 calculated as follows:

Proceeds of disposal	$1
Current assets	(589,874)
Property and equipment	(399,081)
Current liabilities	468,595
Long-term liabilities	3,338,566
Gain on disposition of subsidiary	$2,818,207

On February 18, 2008, the Company signed a letter of intent to amend the Share Purchase Agreement dated
May 9, 2007 whereby the remaining 15% interest of the Company in EPOD was transferred to ISE for no additional consideration and the terms of payment of the initial transaction were modified as follows:

EPOD shall pay a total of $2,361,200 (the remaining amount due under the initial agreement) to ICP Solar Technologies Inc. of which $1,180,600 shall be paid in cash on a monthly basis of $40,000 per month commencing on February 1, 2008 until the $1,180,600 balance is fully paid.  ICP shall participate in EPOD's convertible debenture financing round and receive 1,180 units in lieu of the remaining $1,180,600 owing.  Each unit consists of $1,000 face value of the 12% convertible debenture and warrants.

10.

Bank Indebtedness

The Company has a $1,500,000 credit facility which is subject to review annually and consists of an operating demand line of credit, letters of credit and foreign exchange contracts.  Borrowings under the credit facility are limited by certain margin requirements concerning accounts receivable and inventories and bear interest at Canadian prime plus 2.25%.  As at January 31, 2008, the prime rate was 5.75% (2007 - 6.00%).  The terms of the banking agreement require the Company to comply with certain financial covenants.  As security for this credit facility the Company has pledged substantially all of its assets.

11.

Convertible Notes

Issued in July 2006, the convertible notes bear interest at the rate of 8% per annum and are repayable on
June 30, 2009.  Interest payments commenced on June 30, 2007.  As at January 31, 2008, the notes were convertible into common stock of the Company, at the option of the holders, at a rate of $1 per share.

At the time of issuance, the Company also issued to the holders 2,500,000 stock purchase warrants exercisable at $1 per share before January 11, 2008.  On January 11, 2008, the expiry date of the related warrants was extended to July 11, 2008.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

11.

Convertible Notes (Cont'd)

The Company may, at its option, elect to pay the interest by the issuance of shares of common stock.  The number of shares is to be determined by dividing the amount of the interest payment by the number which is 90% of the average market price of the Company's common shares for the ten trading days immediately prior to the interest payment date. During the year, the Company issued 69,445 common shares from treasury as payment of interest of $200,000 (2007 - $Nil).

During the year, $1,650,000 of convertible notes were converted to 1,650,000 common shares.

As at January 31, 2008, accrued interest amounting to $54,333 and accreted interest amounts to $586,164 have been expensed in the books of the Company resulting in a carrying value of the convertible notes of $682,508.

12.

Commitments

Minimum lease payments, exclusive of occupancy and escalation charges, under an operating lease, expiring in 2012, are approximately as follows:

2009	$27,000
2010	28,000
2011	28,000
2012	2,000

During the year the Company incurred rental expenses amounting to approximately $27,000 (2007 - $200,000).

In accordance with a royalty agreement terminating in 2009, the Company is committed to annual minimum advertising expenditures and royalty fees, totalling as follows:

2008	$128,000
2009	200,000

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

13.

Common Stock

	2008	2007

Authorized without limit as to number -
100,000,000 shares authorized, $0.00001 par value
Issued -
32,719,445 (2007 - 29,000,000) Class "A" shares	$328	$290

On July 19, 2006, 60 Class "A" shares were exchanged for 6,000 Class "A" shares.  40 Class "B" shares were exchanged for 4,000 Class "A" shares.  Immediately thereafter, Class "A" shares were subdivided into additional Class "A" shares on the basis of 1,656.6968 Class "A" shares for each Class "A" share.

On September 29, 2006, ICP completed a share exchange transaction with ICP Solar in which it acquired net assets of $3,264,868 (see note 1).

On September 5, 2007, convertible notes in the amount of $250,000 were converted into 250,000 common shares.

On September 7, 2007, the Company issued 550,000 common shares from treasury as a result of the exercise of 550,000 warrants on July 26, 2007 for cash consideration of $550,000.

On September 19, 2007, the Company issued 69,445 common shares from treasury as payment of the interest of $200,000 as per the terms of the convertible notes.

On October 7, 2007, convertible notes in the amount of $1,400,000 were converted into 1,400,000 common shares.

On November 7, 2007, the Company issued 450,000 common shares from treasury as a result of the exercise of 450,000 warrants for cash consideration of $450,000.

On November 8, 2007, the Company issued 1,000,000 common shares from treasury as a result of the exercise of 1,000,000 warrants for cash consideration of $1,000,000.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

14.

Additional Paid-In Capital

Stock Options

In November 2006, the Company adopted the 2006 Stock Incentive Plan ("Plan") for the purpose of issuing both Incentive Options and Nonqualified Options to officers, employees, directors and eligible consultants of the Company.  A total of 2,000,000 shares of common stock are reserved for issuance under this plan.  Options may be granted under the Plan on terms and at prices as determined by the Board of Directors or by the plan administrators appointed by the Board of Directors, except that the options cannot be granted with an exercise price of less than 75% of the fair market value of the common stock on the date of the grant.  Each option will be exercisable after the period or periods specified in the option agreement, but no option may be exercised after the expiration of 10 years from the date of grant.

During the second quarter of fiscal 2008, for the first time, the Company granted 1,907,500 options to certain of its employees and directors to purchase common shares.  The stock options are exercisable at a range of $2.25 to $2.35 per share and have a vesting period of 24 months with 25% of the options granted becoming exercisable every six months commencing from the date of grant.

The following summarizes the Plan position for the year:

		Weighted
		Average
	Options	Exercise Price
Balance - January 31, 2007
Granted	1,907,500	$2.25
Exercised
Expired
Forfeited	(492,500)	2.25
Balance - January 31, 2008	1,415,000	2.25
Options that can be exercised at January 31, 2008	381,250	$2.26

The following is a summary of the information on the outstanding stock options as at January 31, 2008:

	Outstanding options		Exercisable options
		Weighted average
Range of	Number of	outstanding maturity		Weighted Average
Exercise Prices	options	period (years)	Number of options	Exercise Price
2.25	1,255,000	9.20	341,250	2.25
2.30	60,000	9.20	15,000	2.30
2.35	100,000	9.40	25,000	2.35

	1,415,000		381,250

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

14.

Additional Paid-In Capital (Cont'd)

The aggregate intrinsic value of both the outstanding and exercisable options as at January 31, 2008 amounted to $Nil.

a)

Compensation expense:

As a result of the grant, the Company recorded a compensation expense of $1,088,828 for the year ended
January 31, 2008 (2007 - $Nil).

As at January 31, 2008, there were approximately $1,521,705 of unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements.  That cost is expected to be recognized over the remaining vesting period of approximately 1.3 years.

b)

Fair value of the options:

The stock options were accounted for at their fair value as determined by the Black Scholes Merton valuation model, using the following weighted average assumptions:

Expected volatility	57%
Expected life	4.75 years
Risk-free interest rate	5%
Dividend yield	$ Nil
Weighted average fair value of options at grant date	$ 2.06

The expected volatility was determined based upon historical stock prices of our peer companies.  The risk-free interest rate is the U.S. Treasury rate effective at the time of grant for the duration of the options granted.  The expected life was determined using the simplified method defined in the Securities Exchange Commissions Staff Accounting Bulletin No. 107.

Warrants

a)

On May 18, 2007, the Company issued, as consulting fees, to a member of the immediate family of the President and CEO of the Company, 100,000 stock purchase warrants exercisable into common shares at $2.25 per share.  These warrants were exercisable in whole or in part at any time after October 3, 2007 and expire on
May 18, 2012. As a result, the Company recorded an expense of $164,630 during the year ending
January 31, 2008.

On May 18, 2007, the Company also issued, as consulting fees, to a Director and former CFO of the Company 525,000 stock purchase warrants exercisable into common shares at $2.25 per share.  These warrants were exercisable in whole or in part, at any time after October 3, 2007 and expire on May 18, 2012.  As a result, the Company recorded an expense of $864,308 during the year ending January 31, 2008.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

14.

Additional Paid-In Capital (Cont'd)

The fair value of the warrants issued amounting to $1,028,938 was determined by the Black Scholes-Merton valuation model using the following assumptions:

Expected volatility	55%
Expected life	3 years
Risk-free interest rate	4.75%
Dividend yield	Nil
Fair value of options at grant date	$ 1.62

b)

On August  21, 2007, the Company granted, as guarantee for a consulting fee payable, a total of 250,000 stock purchase warrants exercisable into common shares at $1.80 per share at the date of grant. The warrants expire on August 21, 2009.  As a result of the grant, the Company recorded a consulting fee of $31,735 during the year ending January 31, 2008.

The fair value of the warrants issued was determined by the Black-Scholes-Merton valuation model, using the following assumptions multiplied by the Company’s estimate of the likelihood of the guarantee being exercised:

Expected volatility	70%
Expected life	2 years
Risk-free interest rate	4.05%
Dividend yield	Nil
Fair value of options at grant date	$ 1.27

c)

On October 25, 2007, the Company granted as consulting fees a total of 200,000 stock purchases warrants into common shares at $1.00 per share at the date of grant and expire October 25, 2009.  As a result of the grant of warrants, the Company recorded a consulting fee expense of $339,500 during the year ended January 31, 2008.

The warrants were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	72%
Expected life	2 years
Risk-free interest rate	3.75%
Dividend yield	$ Nil
Fair value of warrants at grant date	$ 1.70

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

14.

Additional Paid-In Capital (Cont'd)

d)

On January 11, 2008, the Company granted a six month extension of the exercise date to the holders of 3,000,000 warrants originally issued in July 2006. These warrants would have expired on January 11, 2008.  The warrants are exercisable into common shares at $1.00 per share and now expire on July 11, 2008.  As a result of this modification, the Company recorded an incremental expense of $283,200 for the year ended
January 31, 2008.

The warrants were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	85%
Expected life	0.5 years
Risk-free interest rate	2.98%
Dividend yield	$ Nil
Fair value of extension to warrants at grant date	$ 0.0945

A summary of the activity in the Company’s warrants during the period is presented below:

		Weighted
	Number of	Average	Expiry
	Warrants	Exercise Price	Date
Balance - January 31, 2006	-	$-	-
Issued -
May 15, 2006	2,000,000	1.00	November 2007
July 11, 2006	3,000,000	1.00	July 2008
October 6, 2006	150,000	1.00	October 2008
Balance - January 31, 2007	5,150,000	1.00
Issued -
May 18, 2007	625,000	2.25	May 2012
August 21, 2007	250,000	1.80	August 2009
October 25, 2007	200,000	1.00	October 2009
Exercised	(2,000,000)	1.00
Expired	(150,000)	1.00
Balance - January 31, 2008	4,075,000	$1.24

The aggregate intrinsic value of the outstanding and exercisable warrants as at January 31, 2008 amounted to $Nil.

The intrinsic value of the warrants exercised as at January 31, 2008 amounted to $1.56 per warrant.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

15.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of January 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Net operating losses carryforwards	$1,649,000	$1,060,000
Intercompany profit elimination	-	20,000
Property and equipment	24,000	(47,000)
Loan receivable	96,000	-
Other	44,000	-
	1,813,000	1,033,000
Valuation allowance	(1,813,000)	(1,033,000)
Net Deferred Tax Assets	$-	$-

There were Canadian, Provincial and U.K. net operating losses of approximately $5,246,000 (2007 - $1,400,000), $4,941,000 (2007 - $1,095,000) and $Nil (2007 - $2,250,000), respectively that may be applied against earnings of future years.  Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions.  A portion of the net operating losses may expire before they can be utilized.

The reconciliation of the effective income tax rate, to the statutory rate for the years ended January 31, 2008 and 2007 is as follows:

	2008	2007

Statutory income tax rate	(32)%	(31)%
Non-deductible expenses	8	-
Non-deductible stock based compensation expense	19	-
Not taxable gain on disposition of a subsidiary	(22)	-
Losses for which no deferred income tax has been recorded	29	31
Effective income tax rate	2%	-%

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

15.

Income Taxes (Cont'd)

Uncertain Tax Positions

On February 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.  Prior to February 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2008.

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

Additionally, FIN 48 requires the Company to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48.

The interest and penalties as of January 31, 2008 and for the years ended January 31, 2007, 2006 and 2005 were $Nil.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

15.

Income Taxes (Cont'd)

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business.  For each jurisdiction a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 31, 2008:

Tax Jurisdictions	Tax Years
Federal - Canada	2003 and onward
Quebec - Canada	2003 and onward

 16.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

17.

Statement of Cash Flows Information

	2008	2007

Accounts receivable	$711,750	$(190,833)
Income taxes recoverable	654,147	85,619
Inventories	273,399	(841,201)
Prepaid expenses	133,806	(99,133)
Accounts payable and accrued liabilities	(324,791)	(588,863)
Changes in non-cash operating element of working capital	1,448,311	(1,634,411)
Additional Cash Flow Information:
Interest paid	$145,491	$131,396
Income taxes paid (recovered)	(436,169)	72,627

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

18.

Major Customers

Sales to one customer amounted to approximately 13% (2007 - 10%) of total sales. Outstanding accounts receivable for this customer as at January 31, 2008 accounted for approximately 5% (2007 - 3%) of total accounts receivable.

19.

Segmented Information

During the year-ended January 31, 2008, and as a result of the sale of ICP UK (see note 9), the Company reorganized its strategic activities and now operates in a single business segment.

The manufacturing activities, up to the date of sale, represent the Company's manufacturing plant held in the UK subsidiary.  All units that were produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities.  The two business were managed, up to date of sale, separately and exposed to different sets of risks.  The segmented information for the period from February 1, 2007 to May 9, 2007, is approximately as follows:

	Selling	Manufacturing	Inter Entity	Total

Net sales	$2,620,340	$663,720	$(663,720)	$2,620,340
Cost of sales	1,616,332	464,790	(663,720)	1,417,402
Gross Margin	1,004,008	198,930	-	1,202,938
Selling, general and administrative	616,895	603,371	-	1,220,266
Amortization	7,311	71,195	-	78,506
Foreign exchange (gain) loss	23,406	(111,646)	-	(88,240)
Writedown of loan receivable	229,128	-	-	229,128
Segmented operating loss	127,268	(363,990)	-	(236,722)
Unallocated expenses
Research and development				253
Interest expense				114,794
Net Loss				$(351,769)

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

19.

Segmented Information (Cont'd)

The distribution of the revenue, for the year, of the Company by geographic location is approximately as follows:

	2008	2007

North America	$3,884,739	$4,195,596
Europe	1,793,133	1,514,986
Asia	597,711	1,348,468
Africa	265,649	544,175

The distribution of the property and equipment, for the year, by geographic location is approximately as follows:

	2008	2007

North America	$85,478	$105,552
Europe	-	428,832

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

19.

Segmented Information (Cont'd)

During the year ended January 31, 2007, the Company operated in two business segments.  The manufacturing activities represents the Company's manufacturing plant held in the UK subsidiary.  All units that were produced in the UK subsidiary have been sold to the Canadian subsidiary which administers the headquarters of the Company and is responsible for all selling activities.  The two businesses are managed separately and exposed to different sets of risks.  The segmented information for 2007 is approximately as follows:

	Selling	Manufacturing	Inter entity	Total
Current assets	$5,126,074	$589,521	$(153,495)	$5,562,100
Property and equipment	105,552	428,832		534,384
Other assets	2,914,612		(2,914,612)
Total assets	8,146,238	1,018,353	(3,068,107)	6,096,484
Current liabilities	2,690,456	478,576		3,169,032
Other liabilities	1,746,344	3,030,727	(2,914,612)	1,862,459

Net sales	7,603,225	2,533,633	(2,533,633)	7,603,225
Cost of sales	5,867,588	2,057,452	(2,470,699)	5,454,341
Gross Margin	1,735,637	476,181	(62,934)	2,148,884
Selling, general and administrative	2,790,154	1,337,522	-	4,127,676
Depreciation	47,602	259,640	-	307,242
Foreign exchange (gain) loss	(269,574)	291,132	-	21,558
Write down of property and equipment	54,086		-	54,086
Gain on forgiveness of debt	(111,672)		-	(111,672)
Segment operating loss	(774,959)	(1,412,113)	(62,934)	(2,250,006)
Unallocated expenses:
Research and development				22,678
Interest expense				353,881
				376,559
Net Loss				$(2,626,565)

Management evaluated the performance of each segment based on segmented operating income (loss).

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

20.

Related Party Transactions

The loan payable, director was fully repaid during the year.  Total interest paid on the loan during the year amounted to approximately $16,000 (2007 - $15,000).

During the year, the Company purchased solar panels of approximately $982,000 (see note 9) from EPOD Solar (Wales) Ltd.

21.

Comparative Figures

These transactions have been accounted for at their exchange amount which is the amount of consideration agreed upon by the related parties.

Certain reclassifications of accounts for the year ended January 31, 2007 have been made to facilitate comparison with the current year.

22.

Subsequent Events

Acquisition of WES Power

On March 5, 2008, the Company executed a Share Purchase Agreement ("Agreement") with the majority shareholders of WES Power ("WES Majority Shareholders"), pursuant to which the Company purchased from the WES Majority Shareholders all of the issued and outstanding shares of WES.  This Agreement supersedes and annuls the share purchase agreement signed between the parties on August 27, 2007.

Under the terms of the Agreement, the Company acquired 100% of all of the shares of WES Power for the following consideration:

(a)  A cash consideration of $1.00;

(b) Issuance by the Company of 104,050 shares of its common stock;

(c) Issuance by the Company of 250,000 warrants to purchase common shares of the Company. The warrants will expire on March 5, 2013 and have an exercise price of $0.50;

(d) Execution of employment agreements by the Company with each of the WES Majority Shareholders.

The total consideration to acquire the net assets of WES Power, with a book value of $38,129, was for a total of $134,831 including transaction costs. The excess consideration paid over the purchase price of $96,702 was allocated tentatively to intellectual property based upon a preliminary allocation .  Total transactions costs of $25,000 have been included as part of the cost of acquisition.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

22.

Subsequent Events (Cont'd)

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets Acquired:

Cash	$1,134
Other current assets	20,898
Property and equipment	9,891
Intangible assets	225,834
Total Assets	$257,757

Liabilities Assumed
Current liabilities	$65,633
Long-term debt	57,293
Total Liabilities	122,926
Net Assets at Fair Value	$134,831

Consideration:

Cash	$1
Issuance of 104,050 common shares	45,980
Issuance of 250,000 warrants	63,850
Transaction costs	25,000
Total consideration	$134,831

The common shares were attributed a fair value of $0.44 per share which represents the average of the closing price two days before and two days after the date of acquisition.

The warrants were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	75%
Expected life	5 years
Risk-free interest rate	2.59%
Dividend yield	$Nil
Weighted average fair value of warrants at grant date	$ 0.2554

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

22.

Subsequent Events (Cont'd)

Stock Options

a)

Modification of Exercise Price

On February 14, 2008, the Board of Directors of the Company, authorized the modification of the exercise price of the options issued and outstanding pursuant to the Company’s 2006 Stock Incentive Plan from $2.25 - $2.35 to $0.50. This modification of the options to purchase common stock of the Company was applied to a total of 1,415,000 options issued to employees and Directors between May 18, 2007 and February 13, 2008.

This modification will be accounted for by recording, over the vesting period, the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. The incremental compensation expense related to this modification amounted to $217,832, of which $119,056 will be expensed in the first quarter of 2009 and $98,776 will be expensed over the remaining vesting period.  The fair value was determined by the Black-Scholes-Merton valuation model using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.38 years
Risk-free interest rate	2.71%
Dividend yield	$Nil
Weighted average fair value of options at modification date	$ 0.30

b)

Grant

On February 14, 2008, the Company issued a total of 45,000 stock purchase options to current employees and 90,000 options to current Directors, vesting over a two year period, 25% every six months and vesting on
August 14, 2008 respectively. The options have an exercise price of $0.50.  The Company will recognize the expense of $26,317 over the vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.58 years
Risk-free interest rate	2.81%
Dividend yield	$Nil
Weighted average fair value of options at grant date	$ 0.305

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
January 31, 2008
(Expressed in U.S. Funds)

22.

Subsequent Events (Cont'd)

Warrants - Modification of Exercise Price

On February 14, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $2.25 to $0.50 of the common stock purchase warrants issued on May 18, 2007, as consulting fees, to a member of the immediate family of the President and CEO of the Company (100,000 warrants) and to a Director and former CFO of the Company (525,000 warrants).

This modification will be accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. The incremental compensation expense related to this modification amounted to $110,000 which will be expensed in the first quarter of 2009 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	76%
Expected life	2.63 years
Risk-free interest rate	2.01%
Dividend yield	$Nil
Weighted average fair value of warrants at modification date	$ 0.2161

On March 25, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $1.00 to $0.50 of the remaining common stock purchase warrants issued in 2006.

This modification will be accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. The incremental compensation expense related to this modification amounted to $50,700 which will be expensed in the first quarter of 2009 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	104%
Expected life	4 months
Risk-free interest rate	1.24%
Dividend yield	$Nil
Weighted average fair value of warrants at modification date	$ 0.196

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements included in this annual report have been audited by RSM Richter, 2 Place Alexis-Nihon, Montreal, Quebec, Canada   H3Z 3C2, as set forth in this annual report. There have been no disagreements on accounting and financial disclosure for the years ending January 31, 2008 and 2007, and through the date of this Form 10-KSB.

On October 27, 2006, our Board of Directors determined that we would change our certifying accountant and auditor to RSM Richter LLP, of Montreal, Quebec. On October 27, 2006, we orally notified and dismissed our prior auditor, Manning Elliott LLP Chartered Accountants, of Vancouver, British Columbia. On October 27, 2006, the Board of Directors approved the engagement of RSM Richter LLP to serve as auditors for our financial statements for the year ended January 31, 2007.

The Manning Elliott LLP audit report on our financial statements for each of the fiscal years ended November 30, 2004 and 2005 did not contain any adverse opinion or disclaimer of opinions, and were not modified as to uncertainty, audit scope or accounting principles, other than an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Neither we nor anyone on our behalf consulted with RSM Richter LLP with respect to any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B, during our fiscal years ended November 30, 2004, which audit report was prepared by Chavez and Koch CPA or our fiscal year ended November 30, 2005, which audit report was prepared by Manning Elliott LLP, or during the subsequent interim period preceding the dismissal of Manning Elliott LLP. None of the reportable events listed in Item 304(a)(1)(iv)(B) of Regulation S-B occurred with respect to our fiscal years ended November 30, 2004 and 2005 or the subsequent interim period preceding the dismissal of Manning Elliott LLP. At no time during our fiscal years ended November 30, 2004 and 2005, or during the subsequent interim period preceding the dismissal of Manning Elliott LLP, respectively, were there any disagreements with Manning Elliott LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Manning Elliott LLP, would have caused Manning Elliott LLP to reference the subject matter of the disagreements in its reports on our financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

Reference is made to the disclosures below under Item 8A(T) Controls and Procedures.

Item 8A(T). Controls And Procedures.  .

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined pursuant to Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report (January 31, 2008), as is required by Rule 13a-15(b) of the Exchange Act. Our disclosure controls and procedures are intended to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, respectively, to allow timely decisions regarding required disclosures.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

Management, under the supervision  of our Chief Executive Officer and Chief Financial Officer, is in the process of conducting an evaluation of the effectiveness of our internal control over financial reporting, based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control - Integrated Framework. The Company has experienced significant personnel changes during the fiscal year ended January 31, 2008, particularly in connection with the acquisition of ICP Solar on September 29, 2006 and the sale of ICP UK factory on May 9, 2007.  As at January 31, 2008, management had not completed documentation of its evaluation in accordance with the framework in Internal Control – Integrated Framework. As a result, management concluded that, as at January 31, 2008, the Company’s internal control over financial reporting was not effective under the framework in Internal Control – Integrated Framework.  Management’s evaluation has, to date, not identified any material weaknesses in the Company’s internal control over financial reporting. To mitigate risk, management also relies on manual procedures and detective controls, conducts regular management meetings and monthly reviews of its financial statements.

Our plan of action is currently focused on implementation of new standards for segregation of duties for finance personnel in line with its organizational changes.

Based on existing internal control over financial reporting of the Company and evaluations conducted to date by management, management can provide reasonable assurance regarding the preparation of the Company’s financial statements in accordance with GAAP. Management remains committed to improving the Company’s internal control over financial reporting environment in line with its organizational changes and expects to complete its evaluation documentation under the framework in Internal Control - Integrated Framework, at the latest, by the end of the second quarter of fiscal 2009.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting. Our management’s report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

The Company's chief executive officer and the Company's chief financial officer have concluded that there were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2008 that has materially affected or is reasonably likely to materially affect  the Company's internal controls over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Age	Position
Sass Peress	47	Chairman of the Board, President and Chief Executive Officer
Leon Assayag	45	Chief Financial Officer
Joel Cohen	36	Director, Secretary, Treasurer
David Dangoor	58	Director
Paul Maycock	72	Director
David McDowell	64	Director

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respect to the election of directors. There is no family relationship between any of our directors or executive officers. As at January 31, 2008, there was no known litigation pending or active against any of our directors or executive officers. None of our directors or executive officers has served as a general partner or executive officer of any company that has filed, or has had filed against it, any petition for bankruptcy, either at the time such filing was made or during the preceding two years. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

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

David Dangoor, Director

Mr. Dangoor is President of Innoventive Partners LLC and a managing partner of Cato Dangoor & Associates in London, England, both primarily specializing in Marketing and Public Relations. He is a member of the Board of Directors of BioGaia AB , a public Swedish bio-tech company, where he was one of the original founding investors. Mr. Dangoor is also a member of the Advisory Board of the Denihan Hospitality Group, He was until recently when the company was sold, a director of, and subsequently chaired the Special Committee of, Provide-Commerce Inc . in San Diego, a public company that operates an e-commerce marketplace for perishable goods.

Mr. Dangoor retired from Philip Morris International , Lausanne, Switzerland in 2002 where he over 27 years held senior executive positions in several countries including Head of Marketing PM Germany residing in Munich, Managing Director Seven Up Northern Europe in London, England, President Philip Morris (B & H) Canada in Montreal, and Senior VP Marketing Philip Morris USA in New York. In 1992 he was appointed Executive VP Philip Morris International based in New York before the company moved to Lausanne in 2002.

Mr. Dangoor was a member of the board of directors of Rothman's, Benson & Hedges Inc ., Toronto, Canada 1987-2002, Philip Morris GMBH , Munich 2001-02 and of AMER Sports International , Montreal 1984-87 (a subsidiary of AMER Group, Helsinki, Finland). He is currently a member of the Board of Directors of the New York City Ballet Company , the Swedish-American Chamber of Commerce , where he was chairman 1997-2001, and a member of the Board of Trustees of the American Scandinavian Foundation (ASF).

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

Key Personnel and Consultants

Tom Clark, VP Sales- North American Markets

Mr. Clark has several years experience as VP Sales into the North American automotive accessory aftermarket, big box hardware chains and specialty stores. He recently completed a one-year mandate at West Marine as a merchandising manager. His experience includes positions held as VP Sales and Marketing at Shrin Corporation Coverking, Automotive Division, VP Sales at PlastiColor Inc. and National Sales Manager at Eagle One Industries (Automotive Aftermarket). Mr. Clark has a Bachelor of Science in English.

Gary Jones, VP OEM Applications

Mr. Jones is a former VP Licensing at ESPN, VP at Coleman with years of experience in OEM development and product/brand management, and has several close contacts in the automotive, recreational vehicle and boating industries. He has 20 years broad-based business experience with emphasis in outdoor, marine and backyard products and markets. His areas of expertise and experience include: Marketing and Strategic Planning, Brand Licensing and Management, Start-Ups and New Product Launches and Product Design and Merchandising. He has held the positions of VP Sales and Marketing at SilentAir Corporation and VP Sales and Marketing at PriceLink Inc. Mr. Jones has a Bachelor of Science in Electrical Engineering.

Laurent Lafite, VP Marketing and Global Strategy

Mr. Lafite has 15 years experience of strategy, marketing and sales in multi-faceted business environments including large corporate structures as well as entrepreneurial settings. In 2005, Mr. Lafite held the position of Corporate Business Development Director at Cossette Communication Group. Prior to that, Mr. Lafite was a senior consultant in marketing and sales at LBB Innovation. Mr. Lafite also held positions as Marketing Director, Europe (e-learning), based in London, UK at INTEL Corp., Vice President, Marketing and Sales at Lagardere media-ELLE Group, and Account Director at EURO RSCG (Havas Advertising). Mr. Lafite has a degree in Math and Physics, a Master's Degree in Economics and a Master's Degree in Marketing and Communications.

Committees of the Board of Directors

On April 23, 2007, we formed our Audit Committee and Compensation Committee.

Audit Committee

Our audit committee assists our board of directors in fulfilling its responsibilities for oversight and supervision of financial and accounting matters.  The chairman of the audit committee is Dave McDowell and the members are Joel Cohen and David Dangoor.  Joel Cohen serves as our audit committee financial expert.

Our audit committee's responsibilities include, among others (i) recommending to the board of directors the engagement of the external auditor and the terms of the external auditor's engagement; (ii) overseeing the work of the external auditor, including dispute resolution between management and the external auditor, if required; (iii) pre-approving all non-audit service to be provided to us by our external auditor; (iv) reviewing our financial statements, management's discussion and analysis and annual and interim earnings press releases before this information is publicly disclosed; (v) assessing the adequacy of procedures for our public disclosure of financial information; (vi) establishing procedures to deal with complaints received by us relating to our accounting and auditing matters;[and (vii) reviewing our hiring policies regarding employees of our external auditor or former auditor. We have adopted, along with our audit committee, a written charter of the audit committee setting out the mandate and responsibilities of the audit committee which provides that the audit committee convene no less than four times per year.

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

Code of Ethics

In December, 2006, we adopted a Code of Ethics and Corporate Governance applicable to our Chief Executive Officer, principal financial and accounting officers and persons performing similar functions. A Code of Ethics and Corporate Governance is a written standard designed to deter wrongdoing and to promote:

  Honest and ethical conduct,

  Full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements, compliance with applicable laws, rules and regulations,

  The prompt reporting violation of the code, and

  Accountability for adherence to the Code.

A copy of our Code of Ethics and Corporate Governance is being filed with as Exhibit 14 to this Annual Report.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter.  We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating such director nominees.  While there have been no nominees for recommended to date by our stockholders, in the event such a proposal is made, all members of our Board will participate in the consideration of such nominee(s).

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

Based solely upon our review of the copies of such forms that we received during the fiscal year ended January 31, 2008, we believe that, except as described below, each person who at any time during the fiscal year was a director, officer or beneficial owner of more than ten percent of our common stock complied with all Section 16(a) filing requirements during such fiscal year.  The Company believes that Section 16(a) filing requirements applicable to certain of our directors (namely, Messrs. Maycock, Dangoor and McDowell) were not complied with. We expect that within the coming weeks that these directors will file Forms 3 necessary to fully comply with Section 16(a) filing requirements applicable to each of them.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides a summary of the compensation paid to date during the last two completed fiscal years to the President and Chief Executive Officer, the former Chief Executive Officer, the Chief Financial Officer, and the next two highest paid executive officers whose salary and bonus exceeds $100,000 in the most recent year ("Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal	Year	Salary ($)	Bonus ($)	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
position	Ended	(c)	(d)	Awards	Awards(8)	Incentive	Deferred	Compensation	(j)
(a)	January			($)	($)	Plan	Compensation	($)
	31			(e)	(f)	Compensation	Earnings ($)	(i)
	(b)					($)	(h)
						(g)
Sass Peress	2008	$250,232	Nil	Nil	$577,125	Nil	Nil	Nil	$827,357
President and CEO,
Director
	2007	$132,810	Nil	Nil	Nil	Nil	Nil	Nil	$132,810
[Taras	2008 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chebountchak
Former President
and CEO]

	2007(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	$141,435	Nil	Nil	$96,188	Nil	Nil	Nil	$237,623
Leon Assayag

CFO
	2007(2)	$11,005	Nil	Nil	Nil	Nil	Nil	Nil	$11,005
Joel Cohen, Former	2008 (3)	Nil	Nil	Nil	$864,308	Nil	Nil	$96,000 (4)	$960,308
CFO , Director					(9)

	2007(3)	Nil	Nil	Nil	Nil	Nil	Nil	$77,475(4)	$77,475
	2008(5)	$89,648	Nil	Nil	Nil(10)	Nil	Nil	$6,600 (6) .]	$96,248
Arlene Ades,

Executive Vice-
President, Head
North American
Sales

	2007	$79,686	$92,967	Nil	Nil	Nil	Nil	$10,625(5)	$183,278
	2008(7)	$59,116	Nil	Nil	$57,513	Nil	Nil	$2,357 (6)	$118,986
Tom Clark,

Vice-President,
Sales, Americas

	2007(7)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Taras Chebountchak was President and CEO until September 29, 2006.

(2) Mr. Leon Assayag has been with the Company since January 8, 2007.

(3) Mr. Joel Cohen was acting CFO from March 1, 2006 to January 9, 2007.

(4) This amount was paid as consulting fees to CCI Financial Group Inc., of which Mr. Cohen is a shareholder.

(5) Ms. Arlene Ades was Executive Vice President, Head North American Sales until September 7, 2007.

(6) This amount represents an allowance for automobile expenses.

(7) Mr. Tom Clark has been with the Company since June 13, 2007.

(8) Amount expensed for the year ended January 31, 2008 is based upon the aggregate grant date fair value calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share Based Payments. The Company's policy and assumptions made in the valuation of share based payments are contained in Note 14 to the Company's January 31, 2008 financial statements. Stock options awarded vest over a two-year period from the date of grant, 25% every six months.

(9) Represents amount expensed for the year ended January 31, 2008 for stock purchase warrants awarded May 18, 2007. The amount expensed is based upon the aggregate grant date fair value calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share Based Payments. The Company's policy and assumptions made in the valuation of share based payments are contained in Note 14 to the Company's January 31, 2008 financial statements. The warrants became exercisable, in whole or in part after October 3, 2007 and expire May 18, 2012.

(10) Ms. Arlene Ades was granted 317,500 options at an exercise price of $2.25 (these options were forfeited on September 12, 2007).

Outstanding Equity Awards at 2008 Fiscal Year-End Table

The table below sets forth information concerning grants of stock options and restricted stock unit awards to named executive officers as of January 31, 2008.

	Option Awards					Stock Awards
Name	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
	Securities	Securities	Incentive	Exercise	Expiration	of	Value	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date	Shares	of	Plan	Plan
	Unexercised	Unexercised	Awards:	($)		or Units	Shares	Awards:	Awards:
	Options (#)	Options (#)	Number of			of	or	Number	Market
	Exercisable	Unexercisable	Securities			Stock	Units	of	or Payout
			Underlying			That	of	Unearned	Value of
			Unexercised			Have	Stock	Shares,	Unearned
			Unearned			Not	That	Units or	Shares,
			Options (#)			Vested	Have	Other	Units or
						(#)	Not	Rights	Other
							Vested	That	Rights
							($)	Have Not	That
								Vested	Have
								(#)	Not
Vested
($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Sass Peress	187,500	562,500		$2.25	May 18,
2017

Leon	32,500	92,500		$2.25	May 18,
Assayag					2017

Joel Cohen	Nil	Nil		Nil	Nil

Tom Clark	18,750	56,250		$2.35	June 22,
2017

As at January 31, 2008, the Company granted a total of 1,415,000 options pursuant to the Plan. On May 18, 2007, the Company granted options under the Plan to certain of our employees and directors, including the following: (a) Sass Peress was granted 750,000 options at an exercise price of $2.25;(b) Leon Assayag was granted 125,000 options at an exercise price of $2.25; (c) Arlene Ades was granted 317,500 options at an exercise price of $2.25 (these options were forfeited on September 12, 2007); (d) David McDowell was granted 20,000 options at an exercise price of $2.30; (e) Paul Maycock was granted 20,000 options at an exercise price of $2.30; (f) David Dangoor was granted 20,000 options at an exercise price of $2.30; The options vest over a two year period, 25% every six months.

Long-Term Incentive Plans

On November 1, 2006, the Company's Board of Directors established the 2006 Stock Incentive Plan expiring on November 1, 2016.

Compensation of Directors

We have not compensated our directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. Our directors received no compensation in their capacity as directors during the years ended January 31, 2008 and January 31, 2007. A description of grants to certain directors of options to purchase shares of our common stock during the fiscal year ended January 31, 2008 is set forth in the table

Compensation of Directors at 2008 Fiscal Year End Table

Name	Fees	Stock	Option	Non-Equity	Nonqualified	All Other	Total
	Earned	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
	or	($)	($)	Compensation	Compensation	($)
	Paid in			($)	Earnings
	Cash				($)
	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David	Nil	Nil	$15,390	Nil	Nil	Nil	$15,390
Dangoor
Dave	Nil	Nil	$15,390	Nil	Nil	Nil	$15,390
McDowell
Paul	Nil	Nil	$15,390	Nil	Nil	Nil	$15,390
Maycock

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 31, 2008 with respect to the beneficial ownership of our common stock, after giving effect to the ICP Acquisition, by (a) each stockholder known to be the beneficial owner of more than 5% of our common stock, (b) by each of our directors and executive officers, and (c) all of our directors and executive officers as a group. The address of each person listed below, unless otherwise indicated, is c/o ICP Solar Technologies Inc., 7075 Place Robert-Joncas, Unit 131, Montreal Quebec, H4M 2Z2. Unless otherwise indicated in the table footnotes, shares will be owned of record and beneficially by the named person. For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after the effective time of the acquisition of ICP. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.

		Amount and Nature
Title of Class	Name and Address	of Beneficial	Percentage of Class (1)
	of Beneficial Owner	Ownership (1)

	Equity Transfer & Trust
	Company	18,040,311 (2)
Common Stock	120 Adelaide St. W., Ste 420	Direct	55%
	Toronto, Ont. M5H 4C3 (1)
		18,040,311
Common Stock	Sass Peress (1)	Indirect	56.7%
		551,497 (3)
		Direct
Common Stock	Joel Cohen (1)	528,486	1.6%
		Direct (2)
Common Stock	Leon Assayag	None	0%
Common Stock	David Dangoor	None	0%
Common Stock	Paul Maycock	None	0%
Common Stock	David McDowell	None	0%
Common Stock	Tom Clark	None	0%
Common Stock	Laurent Lafite	None	0%
Common Stock	Gary Jones	None	0%
	All directors and executive
Common Stock	officers as a	19,120,294	58.3%
	group (9 persons)

Notes

(1) As at September 29, 2007, Equity Transfer & Trust Company held 20,000,000 shares of our common stock (the "Trust Shares") as "Trustee" pursuant to the terms of the Exchange and Voting Trust Agreement dated September 29, 2006 (the "Voting Trust Agreement") among the Company, 1260491 Alberta Inc., our wholly owned subsidiary ("Exchangeco"), Sass Peress, the Peress Family Trust, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Arlene Ades, and Joel Cohen (collectively, the "Beneficiaries"), Taras Chebountchak and Orit Stolyar. Under the terms of the Exchange and Voting Trust Agreement the Trust Shares are to be cancelled as each Exchangeable Shares is exchanged by the Beneficiaries for shares of ICP Solar and the Voting Rights to the Trust Shares are beneficially held by the Trustee for the Beneficiaries are as follows: (i) 301,497 Trust Shares, Eastern Liquidity Partners Ltd., beneficially owned by Sass Peress, (ii) 440,529 Trust Shares, The Sass Peress Family Trust, beneficially owned by Sass Peress, (iii) 6,626,787 Trust Shares, The Peress Family Trust, beneficially owned by Sass Peress, (iv) 11,222,995 Trust Shares, Sass Peress, (v) 879,706 Trust Shares, Arlene Ades, and (vi) 528,486 Trust Shares, Joel Cohen.

The Trustee, as the holder of record of the deposited shares, shall be entitled to all of the Voting Rights, including the right to vote in person or by proxy the 20,000,000 shares of ICP Solar common stock deposited by Taras Chebountchak and Orit Stolyar (the "Deposited Shares") on any matters, questions, proposals or propositions whatsoever that the Beneficiaries are entitled to vote on at a Company meeting at which holders of capital stock of the Company are entitled to vote or in connection with a written consent sought by the Company. The Voting Rights shall be and remain vested in and exercised by the Trustee. As further particularized in the Voting Trust Agreement, the Trustee shall exercise the Voting Rights only on the basis of instructions received from the Beneficiaries entitled to instruct the Trustee as to voting thereof at the time at which the Company stockholders meeting is held or the Company's stockholders' consent is sought.

(2) As at January 31, 2008, the following beneficiaries had exchanged their Exchangeable Shares into shares of common stock of the Company: (i) On January 29, 2008, Joel Cohen exchanged 528,486 Exchangeable Shares, representing all of the Exchangeable Shares held by him, into an equal number of shares of common stock of the Company, and 528,486 Trust Shares were cancelled; (ii) On January 29, 2008, Eastern Liquidity Partners Ltd. exchanged 301,497 Exchangeable Shares, representing all of the Exchangeable Shares held by it, into an equal number of shares of common stock of the Company, and 301,497 Trust Shares were cancelled; (iii) On January 29, 2008, Arlene Ades exchanged 879,706 Exchangeable Shares, representing all of the Exchangeable Shares held by her, into an equal number of shares of common stock of the Company, and 879,706 Trust Shares were cancelled; and (iv) On January 29, 2008, Sass Peress exchanged 250,000 Exchangeable Shares, representing 2.2% of the Exchangeable Shares held by him, into an equal number of shares of common stock of the Company, and 250,000 Trust Shares were cancelled. See "Management's Discussion and Analysis or Plan of Operation – Reorganization of the Corporation."

(3) Represents 250,000 shares of our common stock held directly by Sass Peress and 301,497 shares held by Eastern Liquidity Partners Ltd. which is wholly owned by Maurice Peress, Mr. Sass Peress' father.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Except as described below, none of the following parties , had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us during the fiscal year ended January 31, 2008:

•     Any of our directors or executive officers;

•     Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•     Any of our promoters; and

•     Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

As at January 31, 2007, the Company had a loan payable to Mr. Sass Peress in the amount of $501,301. The loan is payable upon demand and non-interest bearing except for $264,820 which bears interest at prime rate. The loan was fully repaid on November 30, 2007, including payment of interest through such date in the amount of $15,714.

On May 18, 2007, the Company granted 100,000 warrants at an exercise price of $2.25, as consulting fees, to Mr. Philippe Peress, a brother of Mr. Sass Peress, president and CEO of the Company. The warrants vested on October 3, 2007. The total exercise price of the warrants is $225,000.

On May 18, 2007 the Company granted 525,000 warrants at an exercise price of $2.25, as consulting fees, to Mr. Joel Cohen a director and former CFO of the Company. The warrants vested on October 3, 2007. The total exercise price of the warrants is $1,181,250.

On May 18, 2007, the Company granted options under the Plan to: (a) Sass Peress was granted 750,000 options at an exercise price of $2.25;(b) Leon Assayag was granted 125,000 options at an exercise price of $2.25; (c) Arlene Ades was granted 317,500 options at an exercise price of $2.25 (these options were forfeited on September 12, 2007); (d) David McDowell was granted 20,000 options at an exercise price of $2.30; (e) Paul Maycock was granted 20,000 options at an exercise price of $2.30; (f) David Dangoor was granted 20,000 options at an exercise price of $2.30; The options vest over a two year period, 25% every six months.

Director Independence

Because our common stock is traded on the Over the Counter Bulletin Board, we are not subject to the independence requirements of any securities exchange of the NASDAQ regarding members of our Board of Directors. We have determined that David Dangoor, David McDowell and Paul Maycock meet the definition of "independent" as defined pursuant to Rule 4200(a)(15) of the Marketplace Rules of the NASDAQ Stock Market, Inc. (the "Marketplace Rules"). Under the Marketplace Rules, an "independent director" is, generally, one who is not an executive officer or employee of the Company and who has a relationship which, in the opinion of our Board of Directors, would interfere with the exercise of his or her independent judgment in carrying out his or her responsibilities as a director. Examples of directors who may not be considered independent under the Marketplace Rules are:

(a) a director who is, or at any time during the past three years was, employed by the Company;

(b) a director who accepted, or who has a spouse, parent, child or sibling, or anyone residing in such person's home (each, a "Family Member") who accepted, any compensation from the company in excess of $100,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than (i) compensation for board service; (ii) compensation paid to a Family Member who is an employee (other than an executive officer) of the Company; or (iii) benefits under a tax-qualified retirement plan or non-discretionary compensation;

(c) a director who is a Family Member of an individual who is, or at any time during the past three years was, employed by the Company as an executive officer;

(d) a director who is, or has a Family Member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the Company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000, whichever is more, other than (i) payments arising solely from investments in the company's securities; or (ii) payments under non-discretionary charitable contribution matching programs;

(e) a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

(f) a director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years

ITEM 13. EXHIBITS

Exhibit	Description of Exhibits
Number

3.1	Amended Articles of Incorporation. (2)

3.2	Bylaws, as amended. (7)

4.1	Form of Share Certificate. (1)

10.1	Term Sheet between FC Financial Services Inc. ("FC") and the stockholders of ICP Solar Technologies Inc. (4)

10.2	Loan Agreement between FC and ICP Solar Technologies Inc. (4)

10.3	Share Pledge Agreement dated May 16, 2006 among FC, Sass Peress, Peress Family Trust, Arlene Ades and Joel Cohen. (4)

10.4	Limited Recourse Guarantee dated May 16, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC. (4)

10.5	Promissory Note dated May 16, 2006 of ICP Solar Technologies Inc. in favor of FC. (4)

10.6	Amendment 1 to Loan Agreement between FC and ICP Solar Technologies Inc dated July 4, 2006. (5)

10.7	Limited Recourse Guarantee dated July 4, 2006 between Sass Peress, Arlene Ades, Joel Cohen and Peress Family Trust in favor of FC. (5)

10.8	Promissory Note dated July 4, 2006 of ICP Solar Technologies Inc. in favor of FC. (5)

10.9	Form of 8% Convertible Note. (6)

10.10	Share Purchase Agreement dated September 29, 2006 among FC Financial Services Inc., ICP Solar Technologies Inc., Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, Orit Stolyar, and 1260491 Alberta Inc. (8)

10.11	Exchangeable Share Support Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, the Peress Family Trust, Arlene Ades, Joel Cohen, the Sass Peress Family Trust, and Eastern Liquidity Partners. (8)

10.12	Exchange and Trust Voting Agreement dated September 29, 2006 among FC Financial Services Inc., 1260491 Alberta Inc., Equity Transfer & Trust Company, Sass Peress, Joel Cohen, Arlene Ades, the Sass Peress Family Trust, the Peress Family Trust, Eastern Liquidity Partners Ltd., Taras Chebountchak, and Orit Stolyar. (8)

10.13	Lease Agreement dated March 22, 2006 between 2631-1746 Quebec Inc. and ICP Global Technologies Inc.

10.14	Lease Agreement dated October 10, 2003 among Mardan (Norwich) Limited, ICP Solar Technologies UK Limited and ICP Global Technologies Inc.

10.15	Employment Agreement dated November 6, 2005 between ICP Global Technologies Inc. and Arlene Ades.

10.16	Consulting Agreement dated November 24, 2004 between ICP Solar Technologies Inc. and Michael Di Domenico.

Exhibit	Description of Exhibits
Number

10.17	Consulting Agreement dated March 1, 2006 between ICP Solar Technologies Inc. and 6100864 Canada Inc.

10.18	Management Agreement dated May 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc and Management Agreement Addendum dated August 23, 2006 between ICP Solar Technologies Inc. and Les Enterprises Guy Lever Inc.

10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.

10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005.

10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares. (9)

10.22	Binding letter of intent between ICP Solar Technologies Inc. and Discover Power Inc. (10)

10.23	ICP Solar Technologies Inc. 2006 Stock Incentive Plan, established November 1, 2006. (8)

10.24	Share Purchase Agreement between ICP Solar Technologies Inc. and ISE Solar LLC. dated May 9, 2007. (11)

10.25	Amendment to Share Purchase Agreement between ICP Solar Technologies Inc. and ISE Solar LLC dated May 10, 2007. (12)

10.26	Consultancy Agreement dated June 13, 2007 between ICP Solar Technologies Inc. and Gary Jones. (13)

10.27	Employment Agreement dated June 13, 2007 between ICP Solar Technologies Inc. and Tom Clark. (13)

10.28	Employment Agreement dated May 1, 2007 between ICP Solar Technologies Inc. and Laurent Lafite. (13)

10.29	Share Purchase Agreement between ICP Solar Technologies Inc. and WES Power Technology Inc. dated August 27, 2007. (14)

14	Code of Ethics.*

23.1	Consent of RSM Richter.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.*

99.1	Audit Committee Charter. (3)

99.2	Disclosure Committee Charter. (3)

* Filed herewith.

Notes

(1) Filed with the SEC as an exhibit to our Registration Statement on Form SB-2 originally filed on March 11, 2004, as amended.

(2) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.

(3) Filed with the SEC as an exhibit to our Current Report on Form 10-KSB filed on February 7, 2006.

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

(11) Previously filed with the SEC as an exhibit to our Current Report on Form 8-K filed on May 10, 2007.

(12) Previously filed with the SEC as an exhibit to our Current Report on Form 8-K Amendment no.1 filed on May 16, 2007.

(13) Previously filed with the SEC as an exhibit to our Registration Statement on Form SB-2 Amendment No. 4, filed July 5, 2007.

(14) Previously filed with the SEC as an exhibit to our Current Report on Form 8-K filed on August 28, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

RSM Richter provided audit services in connection with the Company's annual financial statements for the fiscal years ended January 31, 2008 and 2007.

The following is a summary of RSM Richter's fees for professional services rendered for the fiscal years ended January 31, 2008 and 2007:

Fee Category	Fiscal 2008	Fiscal 2007
	Fees	Fees
Audit Fees	$146,150	$88,040
Audit-Related Fees	25,458	46,221
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$171,608	$134,261

(1) "Audit Fees" consist of fees for professional services rendered for the audit of ICP Solar's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by RSM Richter in connection with statutory and regulatory filings or engagements.

(2) "Audit-Related Fees" consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of ICP's consolidated financial statements and are not reported under "Audit Fees."

Audit Committee Approval

Our Audit Committee approved the audit and audit related Fees for the fiscal period ended January 31, 2008. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement reviews. Before April 23, 2007, the Company did not have a standing audit committee. Therefore, all services provided to the Company by RSM Richter prior to such date and detailed above, were approved by the Company's full board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April, 2008.

ICP SOLAR TECHNOLOGIES INC.
BY:	/s/ Sass Peress
Sass Peress, President, Chief Executive Officer, Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

April 30, 2008
/s/ Sass Peress	President, Chief Executive Officer, Director
(Principal Executive Officer)
Sass Peress

	Chief Financial Officer	April 30, 2008
/s/ Leon Assayag	(Principal Accounting Officer)
Leon Assayag

/s/ Joel Cohen	Director	April 30, 2008
Joel Cohen

/s/ Paul Maycock	Director	April 30, 2008
Paul Maycock