Form 10-Q
period 2008-04-30
ICP Solar Technologies Inc.
filed 2008-06-23
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: April 30, 2008

or

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☐            No ☐

APPLICABLE TO CORPORATE ISSUERS:

34,135,995 shares of the issuer’s common shares, par value $.00001 per share, were issued and outstanding as of June 19, 2008.

Item 3.	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at April 30, 2008 and January 31, 2008, related unaudited statements of operations and comprehensive loss, and cash flows for the three months ended April 30, 2008 and 2007 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended April 30, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2009 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

Contents
Balance Sheet	6
Statement of Shareholders' Equity	7
Statement of Operations and Comprehensive Loss	8
Statement of Cash Flows	9 - 10
Notes to Financial Statements	11 - 25

ICP Solar Technologies Inc.
Consolidated Interim Balance Sheet
As At April 30, 2008
(Unaudited)
Expressed in U.S. Funds

	April 30,	January 31,
	2008	2008
Assets
Current
Cash	$20,925	$20,967
Term deposit	509,925	505,301
Accounts receivable	1,599,440	873,976
Inventories	2,361,497	2,426,177
Prepaid expenses	81,273	86,898
Current portion of loan receivable (note 6)	433,163	500,000
	5,006,223	4,413,319
Property and Equipment	88,973	85,478
Unallocated Purchase Price Difference (note 12)	229,678	-
Investment in EPOD Solar (Wales) Ltd. (note 6)	1	1
Loan Receivable, less unamortized discount of $124,166 (2008 - $299,842)
(note 6)	503,271	1,700,158
Investment in Convertible Debt (note 6)	1,180,600	-
	$7,008,746	$6,198,956
Liabilities
Current
Bank indebtedness (note 5)	1,057,904	1,102,311
Accounts payable and accrued liabilities	1,706,769	920,396
Current portion of government grants payable	71,754	27,036
Loan payable, employees (note 7)	11,367	-
	2,847,794	2,049,743
Convertible Notes, less unamortized discount of $137,570 (2008 - $167,492)
(note 8)	712,430	682,508
Contingency (note 9)
Shareholders' Equity
Capital Stock (note 10)	334	328
Additional Paid-In Capital (note 11)	13,997,042	13,105,085
Accumulated Other Comprehensive Loss	(798,469)	(798,469)
Accumulated Deficit	(9,750,385)	(8,840,239)
	3,448,522	3,466,705
	$7,008,746	$6,198,956

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Interim Statement of Shareholders' Equity
For the Three-Month Period Ended April 30, 2008
(Unaudited)
Expressed in U.S. Funds

			Additional	Accumulated Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Loss	Deficit	Equity
Balance - January 31, 2008	32,719,445	$328	$13,105,085	$(798,469)	$(8,840,239)	$3,466,705
Common stock issued	566,550	6	145,974	-	-	145,980
Stock-based compensation	-	-	384,789	-	-	384,789
Warrants issued	-	-	81,438	-	-	81,438
Modification of warrants (note 11)	-	-	160,700	-	-	160,700
Modification of stock options (note 11)	-	-	119,056	-	-	119,056
Net loss	-	-	-	-	(910,146)	(910,146)

Balance - April 30, 2008	33,285,995	$334	$13,997,042	$(798,469)	$(9,750,385)	$3,448,522

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Interim Statement of Operations and Comprehensive Loss
(Unaudited)
Expressed in U.S. Funds

	For the Three-Month
	Period Ended April 30,
	2008	2007

Net Sales	$1,891,654	$2,620,340

Cost of Sales	1,191,733	1,417,402
Gross Profit	699,921	1,202,938
Expenses

Selling, general and administrative	1,584,234	1,220,266
Depreciation	6,396	78,506
Research and development	38,248	253
Foreign exchange (gain) loss	5,986	(88,240)
	1,634,864	1,210,785
Operating Loss	(934,943)	(7,847)

Interest expense	(36,747)	(42,303)
Interest income	4,763	5,473
Forgiveness of loan receivable	(88,973)	-
Write-down of loan receivable	-	(229,128)
Accretion of discount on convertible notes	(29,922)	(77,964)
Discount on loan receivable	166,404	-
Accretion of discount on loan receivable	9,272	-
	24,797	(343,922)

Net Loss	(910,146)	(351,769)
Other Comprehensive Income
Foreign currency translation adjustment	-	(9,843)
Comprehensive Loss	$(910,146)	$(361,612)
Basic Weighted Average Number of Shares Outstanding	32,861,695	29,000,000
Basic and Diluted Loss Per Share	$(0.03)	$(0.01)

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Interim Statement of Cash Flows
(Unaudited)
Expressed in U.S. Funds

	For the Three-Month
	Period Ended April 30,
	2008	2007

Funds Provided (Used) -

Operating Activities

Net loss	$(910,146)	$(351,769)
Depreciation	6,396	78,506
Write-down of property and equipment	-	4,346
Foreign exchange (gain) loss	5,986	(88,240)
Forgiveness of loan receivable	88,973	-
Write-down of loan receivable	-	229,128
Stock-based compensation	384,789	-
Warrants issued	17,588	-
Modification of warrants	160,700	-
Modification of stock options	119,056	-
Discount on loan receivable	(166,404)	-
Accretion of discount on loan receivable	(9,272)	-
Accretion of discount on convertible notes	29,922	77,964
	(272,412)	(50,065)

Changes in non-cash operating elements of working capital used in continuing operations	247,162	(4,185)

Changes in non-cash operating elements of working capital from assets and liabilities held for disposal	-	(56,751)
	(25,250)	(111,001)
Financing Activities

Bank indebtedness	(44,407)	396,225
Loan payable, director	-	1,339
Common shares issued	100,000	-
Government grants payable	(760)	(90,678)
Net cash provided from financing activities from	54,833	306,886
continuing operations
Net cash used from financing activities from assets and	-	(40,491)
liabilities held for sale
	54,833	266,395

ICP Solar Technologies Inc.
Consolidated Interim Statement of Cash Flows
(Unaudited)
Expressed in U.S. Funds

	For the Three-Month
	Period Ended April 30,
	2008	2007
Investing Activities

Term deposit	$(4,624)	$(5,486)
Acquisition of Wes Power Technology Inc.	(25,001)	-
Net cash provided from investing activities from continuing operations	(29,625)	(5,486)
Net cash provided from investing activities from assets	-	87,146
and liabilities held for disposal
	(29,625)	81,660
Effect of Foreign Exchange on Cash Balances	-	(235,074)
Increase (Decrease) in Cash	(42)	1,980

Cash
Beginning of Period	20,967	35,277
End of Period	$20,925	$37,257

See accompanying notes

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 8-03 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the years ended January 31, 2008 and 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2008 and 2007.

2.     Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $9,750,385 as at April 30, 2008 ($8,840,239 as at January 31, 2008). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. In addition, the Company was not in compliance with certain bank covenants (note 5). Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

3.     Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments and hedging activities.

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

4.     Adoption of New Accounting Standards

Fair Value Measurements

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of SFAS 157 on the non-financial assets and liabilities found on its consolidated financial statements.

SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:     Quoted market prices in active markets for identical assets or liabilities.

Level 2:     Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3:     Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business, the term deposit and the government grants payables approximate fair value because of the relatively short period of time between their origination and expected realization.

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

4.     Adoption of New Accounting Standards (Cont'd)

	April 30, 2008		January 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Value	Value	Value	Value

Financial assets
Cash	$20,925	$20,925	$20,967	$20,967
Term deposit	509,925	509,925	505,301	505,301
Loan receivable	936,434	936,434	2,200,158	2,200,158
Investment in convertible debt	1,180,600	1,180,600	-	-
Financial liabilities
Bank indebtedness	1,057,094	1,057,094	1,102,311	1,102,311
Government grants payable	71,754	71,754	27,036	27,036
Loan payable, employees	11,367	11,367	-	-
Convertible notes	712,430	712,430	682,508	682,508

Fair Value Measurements at
April 30, 2008 Using
Quoted Prices in
	Active Markets	Significant
	For Identical	Other	Significant
	Assets	Observable	Unobservable
Description	(Level 1)	Inputs (Level 2)	Inputs (Level 3)

Investment in convertible debt	$ -	$ 1,180,600	$ -

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

4.     Adoption of New Accounting Standards (Cont'd)

The convertible notes use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible notes is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower.

The following summarizes the changes in the fair value of the convertible notes for the three month period ending April 30, 2008:

Opening Balance - January 31, 2008	$682,508
Interest accretion	29,922
Ending Balance - April 30, 2008	$712,430

The loan receivable uses significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the loan receivable is calculated by discounting the stream of future receipts of interest and principal at the prevailing market rate for a similar receivable. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in the credit risk of the lender.

The following summarizes the changes in the fair value of the loan receivable for the three month period ending April 30, 2008:

Opening Balance - January 31, 2008	$2,200,158
(1,139,558)
Modification of balance due to Second Amendment
Discount net of interest accretion	(124,166)
Ending Balance - April 30, 2008	$936,434

5.     Bank Indebtedness

The terms of the banking agreement require the Company to comply with certain financial covenants. At April 30, 2008, the Company was not in compliance with maintaining a minimum tangible net worth and could be required to repay on demand all amounts due under the agreement. The Company has not received any default notice and is not seeking to obtain the necessary waivers or changes to the agreement (note 15). As security for this credit facility, the Company has pledged substantially all of its assets.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

6.     Sale of 85% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the "Agreement") with ISE LLC ("ISE"). Under the terms of the Agreement, the Company sold 85% of the shares of ICP UK (name changed to Epod Solar (Wales) Ltd. ("EPOD") on June 26, 2007) for an aggregate amount of $3,000,000. On May 10, 2007, the Company and ISE signed an Amendment to the Agreement, revising the modalities of payment. These modalities were subsequently changed on April 18, 2008, when the Company and ISE signed a second Amendment to the Agreement ("Second Amendment"), and the remaining 15% interest of the Company in EPOD will be transferred to ISE for $10. The transfer of the remaining 15% interest will occur at a future date, which is to be mutually agreed upon by both parties. Based on the Second Amendment, ISE is to pay the Company an amount equivalent to $3,000,000 as follows:

a)

$150,000 paid upon signing of the original Agreement and $350,000 in kind in the form of solar panels (amounts both paid as at April 30, 2008);

b)

An additional $150,000 upon signing the Second Amendment and $19,827 in kind in the form of solar panels;

c)

The outstanding balance of the loan is forgiven by $88,973;

The remaining amount due to ICP Solar Technologies Inc. of $2,241,200 has the following terms:

i)

$1,060,600 shall be paid in cash on a monthly basis of $40,000 per month commencing on the Second Amendment date until the balance is fully paid.

The non-interest bearing portion of the loan receivable ($1,060,600) has been discounted to a fair value of $927,162 based on an effective interest rate of 12% (see note 4). As at April 30, 2008, $9,272 of the discount has been amortized.

ii)

ICP shall participate in EPOD's convertible debenture financing round and receive 1,180 units in lieu of the remaining $1,180,600 owing. Each unit consists of a $1,000 face value 12% convertible debenture and 667 warrants.

The 667 warrants are convertible into 667 common shares of EPOD at an exercise price of $3 per share. The warrants expire in one year after EPOD files for an initial public offering on the TSX or TSX Venture Exchange ("IPO").

The convertible debenture will automatically convert into common shares of EPOD at a rate of $1.50 per share, one year after EPOD files an IPO. The Company has the option to convert after EPOD files its IPO but prior to the one year automatic conversion date at a conversion price of the lesser of $1.20 per share and an amount calculated based on a formula. The convertible debenture matures on February 12, 2011.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

6.     Sale of 85% of Shares of ICP UK (Cont'd)

The investment in the convertible debenture ($1,180,600) has been classified as available for sale and is recorded at its fair value. A fair value has not been allocated to the warrants as it has been determine that their value is nominal. The determination of the fair value of the warrants used insignificant unobservable inputs and therefore would be categorized as a level 3 hierarchy item in note 4.

7.     Loan Payable, Employees

The loan is payable upon demand and is non-interest bearing.

8.     Convertible Notes

Issued in July 2006, the convertible notes bear interest at the rate of 8% per annum and are repayable on

June 30, 2009. Interest payments commenced on June 30, 2007. As at April 30, 2008, the notes were convertible into common shares of the Company, at the option of the holders, at a rate of $1 per share.

At the time of issuance, the Company also issued to the holders 2,500,000 stock purchase warrants exercisable at $1 per common share before January 11, 2008. On January 11, 2008, the expiry date of the related warrants was extended to July 11, 2008.

The Company may, at its option, elect to pay the interest by the issuance of shares of common shares. The number of shares is to be determined by dividing the amount of the interest payment by the number which is 90% of the average market price of the Company's common shares for the ten trading days immediately prior to the interest payment date.

As at April 30, 2008, accrued interest amounting to $71,333 and accreted interest amounts to $29,922 have been expensed in the books of the Company resulting in a carrying value of the convertible notes of $712,430.

9.     Contingency

Litigation

The Company is a defendant in a claim instituted by a former director for a severance payment totaling $150,462. Management believes the claim is without merit and no provision for the claim has been made in the accounts.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

10.     Capital Stock

	April 30,	January 31,
	2008	2008

Authorized without limit as to number -
100,000,000 common shares authorized, $0.00001 par value
100,000,000 preferred shares authorized, $0.00001 par value

Issued -
33,285,995 (2008 - 32,719,445) common shares	$ 334	$ 328

On March 5, 2008, the Company issued 104,050 common shares as part of the consideration to acquire all of the issued and outstanding shares of Wes Power Technology Inc. (note 12).

On April 15, 2008, the Company issued 200,000 common shares from treasury as a result of the exercise of 200,000 warrants on April 15, 2008 for cash consideration of $100,000.

On April 15, 2008, the Company issued 262,500 common shares from treasury as a result of the cashless exercise of 525,000 warrants with an exercise price of $0.50 and a fair value of $1.00. These warrants were initially granted and the resulting expense was recognized as consulting fees to a Director and former CFO of the Company on May 18, 2007.

11.     Additional Paid-In Capital

Stock Options

During the first quarter of 2009, the Company recognized $364,276 in stock-based compensation for stock options granted in 2008 (2008 - $Nil). As at April 30, 2008, the Company has $837,553 (2008 - $Nil) of unrecognized stock-based compensation.

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

11.     Additional Paid-In Capital (Cont'd)

This modification will be accounted for by recording, over the vesting period, the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $119,056 in the quarter ending April 30, 2008 and $98,776 will be expensed over the remaining vesting period. The fair value was determined by the Black-Scholes-Merton valuation model using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.38 years
Risk-free interest rate	2.71%
Dividend yield	Nil
Weighted average fair value of options at modification date	$ 0.30

b)

Grant

On February 14, 2008, the Company issued a total of 45,000 stock purchase options to current employees and 190,000 options to current Directors, vesting over a two year period, 25% every six months and vesting on August 14, 2008 respectively. These options have an exercise price of $0.50, and expire on February 14, 2018 with the exception of 100,000 options which expire on August 14, 2018. As a result of the grant, the Company recorded a compensation expense of $20,513 in the quarter ending April 30, 2008, and $37,040 will be expensed over the remaining vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.65 years
Risk-free interest rate	2.81%
Dividend yield	Nil
Weighted average fair value of options at grant date	$ 0.306

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

11.     Additional Paid-In Capital (Cont'd)

The following summarizes the Plan position for the quarter:

			Weighted
		Weighted	Average
		Average	Maturity
	Options	Exercise Price	Period (Years)
Balance - January 31, 2008	1,415,000	$0.50	9.04
Granted	235,000	0.50	9.50
Balance - April 30, 2008	1,650,000	0.50	9.11
Options that can be exercised at April 30, 2008	381,250	$0.50	9.04

Warrants

a)

Modifications of Exercise Price

On February 14, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $2.25 to $0.50 of the common stock purchase warrants issued on May 18, 2007, as consulting fees, to a member of the immediate family of the President and CEO of the Company (100,000 warrants) and to a Director and former CFO of the Company (525,000 warrants).

This modification will be accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $110,000 in the quarter ending April 30, 2008 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	76%
Expected life	2.63 years
Risk-free interest rate	2.01%
Dividend yield	Nil
Weighted average fair value of warrants at modification date	$ 0.2161

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

11.     Additional Paid-In Capital (Cont'd)

On March 25, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $1.00 to $0.50 of the remaining 3,000,000 common share purchase warrants issued in 2006.

This modification will be accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $50,700 in the quarter ending April 30, 2008 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	104%
Expected life	4 months
Risk-free interest rate	1.24%
Dividend yield	Nil
Weighted average fair value of warrants at modification date	$ 0.196

b)

Grant

On February 27, 2008, the Company granted as consulting fees a total of 335,000 common share purchase warrants at $0.50 per share, vesting over a four year period, 20% annually and 20% vesting immediately. The warrants expire on February 27, 2013. As a result of the grant of warrants, the Company recorded a consulting fee expense of $17,588 in the quarter ended April 30, 2008, and $57,787 will be expensed over the remaining vesting period.

The warrants accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	75%
Expected life	3.6 years
Risk-free interest rate	2.25%
Dividend yield	Nil
Fair value of warrants at grant date	$ 0.0225

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

11.     Additional Paid-In Capital (Cont'd)

A summary of the activity in the Company's warrants during the period is presented below:

		Weighted
		Average
		Exercise Price
Outstanding, as at January 31, 2008	4,075,000	$0.60
Transactions during the period:
Issued	585,000	0.50
Exercised	(725,000)	0.50
Expired	-	-
Outstanding, as at April 30, 2008	3,935,000	$0.61

The following table provides additional information with respect to outstanding warrants at April 30, 2008:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
July 11, 2006	July 2008	2,800,000	$0.50
May 18, 2007	May 2012	100,000	0.50
August 21, 2007	August 2009	250,000	1.80
October 25, 2007	October 2009	200,000	1.00
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
Balance - April 30, 2008		3,935,000

On April 15, 2008, the Company received $100,000 for the exercise of 200,000 warrants granted on July 11, 2006. These shares were issued from treasury on April 15, 2008.

On April 15, 2008, the Company received $Nil for the exercise of 525,000 warrants granted on May 18, 2007. These shares were subsequently issued on May 8, 2008 (note 10). An amount of $3 was credited to capital stock from additional paid-in capital.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

12.     Acquisition of WES Power Technology Inc. ("WES")

On March 5, 2008, the Company executed a Share Purchase Agreement ("Agreement") with the majority shareholders of WES Power Technology Inc. ("WES Majority Shareholders"), pursuant to which the Company purchased from the WES Majority Shareholders all of the issued and outstanding shares of WES. This Agreement supersedes and annuls the share purchase agreement signed between the parties on August 27, 2007.

Under the terms of the Agreement, the Company acquired 100% of all of the shares of WES for the following consideration:

(a)

A cash consideration of $1;

(b)

Issuance by the Company of 104,050 shares of its common shares;

(c)

Issuance by the Company of 250,000 warrants to purchase common shares of the Company. The warrants will expire on March 5, 2013 and have an exercise price of $0.50;

(d)

Execution of employment agreements by the Company with each of the WES Majority Shareholders.

The total consideration to acquire the net assets of WES, with a book value of $34,286, was for a total of $134,831 including transaction costs. The excess consideration paid over the purchase price of $100,545 is accounted for as an unallocated purchase price difference. Total transactions costs of $25,000 have been included as part of the cost of acquisition.

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets Acquired:

Other current assets	$29,658
Property and equipment	9,891
Unallocated purchase price difference	229,678

Total Assets	$269,227

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

12.     Acquisition of WES Power Technology Inc. ("WES") (Cont'd)

Liabilities Assumed:
Current liabilities	$77,551
Long-term debt	56,845
Total Liabilities	134,396
Net Assets at Fair Value	$134,831

Consideration:

Cash	$1
Issuance of 104,050 common shares	45,980
Issuance of 250,000 warrants	63,850
Transaction costs	25,000
Total consideration	$134,831

The common shares were attributed a fair value of $0.44 per share which represents the average of the closing price two days before and two days after the date of acquisition.

The warrants were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	75%
Expected life	5 years
Risk-free interest rate	2.59%
Dividend yield	Nil
Weighted average fair value of warrants at grant date	$ 0.2554

13.     Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

14.     Related Party Transactions

Included in selling, general and administrative expenses are $368,000 (2008 - $Nil) for options granted to the CEO, CFO, and directors under the 2006 Stock Option Plan.

The above related party transaction has been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

15.     Subsequent Events

Subsequent to April 30, 2008, 850,000 common shares were issued as a result of the conversion of $850,000 of convertible notes.

On May 6, 2008, the Company issued a total of 75,000 stock purchase options to the CFO, vesting over a two year period, 25% every six months. The options have an exercise price of $0.50 and expire on May 6, 2013. The Company will recognize the expense of $22,542 over the vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	76%
Expected life	3.25 years
Risk-free interest rate	4.58%
Dividend yield	Nil
Fair value of options at grant date	$ 0.376

On June 13, 2008, the Company issued to a number of accredited investors Original Issue Discount 11% Senior Secured Convertible Debentures (the "Debentures"), due June 13, 2010, having a principal face amount of $3,333,334 and generating gross proceeds of $3,000,000. A portion of the proceeds from the offering are being used to redeem all of the outstanding principal and accrued interest on the Company's credit facility (note 5).

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2008
(Unaudited)
Expressed in U.S. Funds

15.     Subsequent Events (Cont'd)

The principal amount under the Debentures is repayable to the investors in 18 equal monthly payments of $185,185 plus interest beginning November 1, 2008. The Company may elect to make principal payments in common shares. If the Company elects to make principal payments in common shares, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the average of the three (3) lowest closing bid prices of the common shares over the twenty (20) trading day period ending on the trading day ending immediately preceding the applicable monthly redemption date.

Interest payments will be payable in cash monthly commencing on June 10, 2008. The Company may elect to make interest payments in common shares provided, generally, that it is not in default under the Debentures and there is then in effect a registration statement with respect to the shares issuable upon conversion of the Debentures or in payment of interest due thereunder.

At any time, holders may convert the Debentures into shares of common shares at a fixed conversion price of $0.50, subject to adjustment in the event the Company issues common shares (or securities convertible into or exercisable for common shares) at a price below the conversion price as such price may be in effect at various times (the "Conversion Price").

The Debentures rank senior to all current and future indebtedness and are secured by substantially all of the assets of the Company.

In connection with the financing transaction, the Company issued to the investors Series A six-year warrants to purchase 6,666,666 common shares at $0.50 per share, Series B six-year warrants to purchase 6,666,666 common shares at $1.00 per share and Series C six-year warrants to purchase 6,666,666 common shares at $1.00 per share (collectively, the "Warrants"). The Series C warrants cannot be exercised unless the Series B warrants were exercised.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debentures and exercise of the Warrants within 35 days after the closing date of the transaction. If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date, the Company will be required to pay liquidated damages in cash in an amount equal to 2% of the total subscription amount

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis ("MD&A") is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under "Risk Factors" contained in Item 1 of the Company’s Form 10KSB Annual Report for the period ended January 31, 2008, which are incorporated herein by reference. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited consolidated financial statements for the three months period ended April 30, 2008 and 2007 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," "ICP," "we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2007 and 2008 and the first three months ended April 30, 2008.

Overview

Company Background

Headquartered in Montreal, Canada, ICP Solar operates in the renewable energy industry. ICP Solar develops, markets, and sells solar energy based products to the consumer goods, Original Equipment Manufacturers ("OEM"), residential and commercial markets through its distribution channels in over 100 countries.

We develop and market solar power products that provide reliable and environmentally clean electric power throughout the world. Solar power products use interconnected photovoltaic cells to generate electricity from sunlight. Solar power products can provide a cost-competitive, reliable alternative for powering highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications. Furthermore, solar power products can provide on-grid customers with a clean, renewable source of alternative or supplemental electricity.

Our plan of operation for the next twelve months is to engage in our marketing, product development and sales channel efforts. We plan to expand our current distribution depth within the markets of North America, Europe and Japan for our consumer goods segment through the marketing of our internal brand Sunsei TM , as well as licensed brand Coleman®. We will launch our next generation metering products for both grid and off-grid RE applications.

Our immediate goal is the development of our thin film amorphous solar rooftop tile which can be seamlessly integrated into roofing lines for homes, buildings and other structures. We are currently developing a distribution channel and technology partnerships to launch products based on the thin film amorphous solar cell technology in 2009. Although there can be no assurances, we plan to deliver on a sustainable growth strategy across each of our main targets. We also intend to increase our addressable markets, further sales and solidify our brand through strategic partnerships with best practice distribution partners worldwide. Strategic partnerships for both distribution channel and technology are expected to be key drivers of our expansion plans.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $9,750,385 as at April 30, 2008 (January 31, 2008 - $8,840,239). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence and attaining profitable operations.

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

Operating Results for the Three Month Period Ended April 30, 2008

Net Sales

During the first quarter ended April 30, 2008, ICP’s consolidated net sales posted a decrease of 28% or $729 thousand to $1.89 million, down from $2.6 million for the three month period ended April 30, 2007. This difference can be explained by the loss of $415 thousand of OEM business which we had in 2007 as we had not yet been able to find a source of supply to fulfill these types of orders. We also lost business because customers were drawing down on their inventories rather than purchasing new product. We were not able to meet consumer demand on certain products due to lack of inventory and delivery delays. The lack of inventory was due to a lack of funding. These issues have been addressed in the second fiscal quarter.

By geographic location, sales in North America accounted for approximately 64% (2007-51%) of total sales, Europe 23%(2007-31%) , Asia 13%(2007-8%) and Africa 0%(2007-10%.)

Gross Margin

The gross margin decreased by 42% or $503 thousand to $700 thousand. This was a result of lower sales. The gross profit margin as a percentage of sales worked out to 37%, compared to 46% the previous year.

Operating expenses

Selling and general and administrative expenses increased to $1.58 million from $1.22 million a year earlier. This increase of 30% or $364 thousand is explained by $682 thousand in stock based compensation, a non-cash charge. April 2007 includes $398 thousand for UK factory SG&A. Other material variances include increases in administration salaries of $23 thousand, professional fees of $99 thousand and decreases in selling and marketing of $40 thousand.

Research and development costs increased by $38 thousand as the Company concentrated its efforts on R&D on new products rather than commercializing the results of prior R&D efforts.

Including depreciation of $6 thousand and the foreign exchange loss of $6 thousand, operating losses amounted to $935 thousand compared to a loss of $8 thousand for the three month period ended April 30, 2007.

The loss per common share (basic and diluted) amounted to $0.03 on a weighted average of 32,861,695 outstanding shares, compared with loss per share of $0.01 on 29,000,000 shares the previous year.

Principal Cash Flows for the Three Month Period Ended April 30, 2008

Operating activities before net change in non-cash working capital items used cash flows of $272 thousand during the period compared to used cash flows of $50 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $247 thousand for the three months ended April 30, 2008 compared to a use of cash flows of $4 thousand for the first quarter ended April 30, 2007. Net change in non-cash working capital items related to assets and liabilities held for sale used cash flows of $57 thousand for the three months ended April 30, 2007 compared to nil for the first quarter ended April 30, 2008. After net changes in non-cash working capital balances, operating activities used net cash flows of $25 thousand, compared with a use of cash of $111 thousand for the corresponding period the previous year.

Financing activities from continuing operations provided cash flows of $55 thousand, primarily as a result of share and warrant issuances for the period ended April 30, 2008. The prior year’s financing activities from continuing operations provided cash flows of $306 thousand primarily as a result of the increase in bank indebtedness.

Financing activities from assets and liabilities held for sale used net cash flows in the amount of $40 thousand for the quarter ended April 30, 2007 compared to nil for the corresponding period this year. Thus the total cash flows generated from financing activities totaled $55 thousand compared to $266 thousand for the corresponding period a year earlier.

Investing activities used cash of $30 thousand as a result of the assets acquired through Wes Power. The prior year’s quarter generated cash flows of $82 thousand principally from the assets and liabilities held for sale.

The aggregate cash inflows and outflows for the three month period ended April 30, 2008 provided net cash flows of $nil compared to $2 thousand for the same period last year. ICP ended the period with cash of $21 thousand, down from $37 thousand as at April 30, 2007.

Financial Position as at April 30, 2008

Total assets amounted to $7.0 million as at April 30, 2008, compared to $6.2 million as at January 31, 2008. This increase primarily reflects the increase in accounts receivable, and the acquisition of Wes Power.

Working capital remained was $2.1 million as at April 30, 2008 and was 2.36 million at January 31, 2008. The current ratio as at April 30, 2008 was at 1.76:1 and at 2.15:1 at January 31, 2008.

The liability component of the convertible notes amounted to $712 thousand as at April 30, 2008, compared with $683 thousand at the end of January 31, 2008. Interest-bearing debt from continuing operations (convertible notes and bank indebtedness) was unchanged as at April 30, 2008 when compared to January 31, 2008. Considering the accumulated losses to date and the increase in total debt, the Company is not in compliance with certain ratios contained in the covenants related to banking agreements and could be required to repay on demand all amounts due ($1.0 Million as of April 30, 2008) under these agreements. The Company has not received any default notice from its lenders thus far. The Company is not seeking to obtain the necessary waivers or changes to these credit agreements from its lenders.

Shareholders’ equity amounted to $3.4 million unchanged from $3.4 million as at January 31, 2008.

Subsequent Events

Conversion of Convertible Notes

Subsequent to April 30, 2008, 850,000 common shares were issued as a result of the conversion of $850,000 of convertible notes.

Issuance of Stock Options

On May 6, 2008, the Company issued a total of 75,000 stock purchase options to the CFO, vesting over a two year period, 25% every six months. The options have an exercise price of $0.50 and expire on May 6, 2013. The Company will recognize the expense of $22,542 over the vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	76%
Expected life	3.25 years
Risk-free interest rate	4.58%
Dividend yield	Nil
Fair value of options at grant date	$ 0.376

Issuance of Senior Secured Convertible Debentures

On June 13, 2008, the Company issued to a number of accredited investors Original Issue Discount 11% Senior Secured Convertible Debentures (the "Debentures"), due June 13, 2010, having a principal face amount of $3,333,334 and generating gross proceeds of $3,000,000.

The principal amount under the Debentures is repayable to the investors in 18 equal monthly payments of $185,185 plus interest beginning November 1, 2008. The Company may elect to make principal payments in common shares. If the Company elects to make principal payments in common shares, the conversion rate will be the lesser of (a) the Conversion Price (as defined below), or (b) 85% of the average of the three (3) lowest closing bid prices of the common shares over the twenty (20) trading day period ending on the trading day ending immediately preceding the applicable monthly redemption date.

Interest payments will be payable in cash monthly commencing on June 10, 2008. The Company may elect to make interest payments in common shares provided, generally, that it is not in default under the Debentures and there is then in effect a registration statement with respect to the shares issuable upon conversion of the Debentures or in payment of interest due thereunder.

At any time, holders may convert the Debentures into shares of common shares at a fixed conversion price of $0.50, subject to adjustment in the event the Company issues common shares (or securities convertible into or exercisable for common shares) at a price below the conversion price as such price may be in effect at various times (the "Conversion Price").

The Debentures rank senior to all current and future indebtedness and are secured by substantially all of the assets of the Company.

In connection with the financing transaction, the Company issued to the investors Series A six-year warrants to purchase 6,666,666 common shares at $0.50 per share, Series B six-year warrants to purchase 6,666,666 common shares at $1.00 per share and Series C six-year warrants to purchase 6,666,666 common shares at $1.00 per share (collectively, the "Warrants"). The Series C warrants cannot be exercised unless the Series B warrants were exercised.

The Company also entered into a registration rights agreement with the investors that requires the Company to register the shares issuable upon conversion of the Debentures and exercise of the Warrants within 35 days after the closing date of the transaction. If the registration statement is not filed within that time period or is not declared effective within 90 days after the closing date, the Company will be required to pay liquidated damages in cash in an amount equal to 2% of the total subscription amount.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a claim by a former director for a severance payment totaling $150,462. Management believes the claim is without merit and no provision for the claim has been made in the accounts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter ended April 30, 2008, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (2)
4.2	Form of 11% Senior Secured Convertible Debenture Due June 13, 2010. (3)
10.1	Securities Purchase Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.2	Subsidiary Guarantee, dated June 13, 2008, by ICP Solar Technologies, Inc., 1260491 Alberta, Inc., ICP Solar Technologies, ICP Global Technologies, Inc., and WES Power Technology, Inc. (3)
10.3	Form of Series A Warrant to Purchase Common Stock (3)
10.4	Form of Series B Warrant to Purchase Common Stock (3)
10.5	Form of Series C Warrant to Purchase Common Stock (3)
10.6	Registration Rights Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.7

Security Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., 1260491 Alberta, Inc., ICP Solar Technologies, ICP Global Technologies, Inc., WES Power Technology, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)

10.8	Form of Intellectual Property Security Agreement, dated June 13, 2008. (3)
10.9	Escrow Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., Platinum Long Term Growth VI, LLC, and Burns & Levinson, LLP. (3)
10.10	Voting Agreement Letter, dated June 13, 2008, issued by Sass Peress to BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC.(3)
10.11	Form of Lockup Agreement, dated June 13, 2008. (3)
Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (4)
99.2	Disclosure Committee Charter. (4)

(1) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.

(2) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.

(3) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 17, 2008.

(4) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.