Form 10KSB/A
period 2008-01-31
ICP Solar Technologies Inc.
filed 2008-09-15
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

Common Stock, $0.00001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]     NO [  ]

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained herein, and no disclosure will be contained, to the best of Registrant' s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]       No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $5,889,626 based on the closing price of $0.3755 for the common stock at 4:00 PM on September 10, 2008.

Number of shares outstanding of the registrant's class of common stock, as of September 10, 2008 was 34,135,995.

The Company recorded revenues of $6,541,232 for its most recent fiscal year ended January 31, 2008.

 Transitional Small Business Disclosure Format (Check one). Yes [  ]    No [X]

Explanatory Note

ICP Solar Technologies Inc. files this Form 10-KSB/A solely to amend and supplement Part III, Item 10, and the corresponding list of exhibits found in Part III, Item 13, of its Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008, originally filed with the Securities and Exchange Commission (“SEC”) on April 30, 2008 (the “Original Filing”) to include certain information regarding employment agreements with our named executive officers and our 2006 Stock Incentive Plan.

Additionally, as required pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we are including currently dated certifications by our principal executive officer and principal financial officer, filed as exhibits to this Form 10-KSB/A.

Nothing in this Form 10-KSB/A reflects events occurring after that filing date of the Original Filing and, except and to the extent necessary to affect the amendments described above, no attempt has been made in this Form 10-KSB/A to modify or update any disclosures or information contained in the Original Filing.  As a result, this Form 10-KSB/A should be read in conjunction with the Original Filing and our filings with the SEC made subsequent to the Original Filing.

TABLE OF CONTENTS

		Page
PART III		5
Item 10.	Executive Compensation	5
Item 13.	Exhibits	12

PART III

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table provides a summary of the compensation paid to date during the last two completed fiscal years to the President and Chief Executive Officer, the former Chief Executive Officer, the Chief Financial Officer, and the next two highest paid executive officers whose salary and bonus exceeds $100,000 in the most recent year ("Named Executive Officers").

SUMMARY COMPENSATION TABLE
Name and principal	Year	Salary ($)	Bonus ($)	Stock	Option	Non-Equity	Nonqualified	All Other	Total ($)
position	Ended	(c)	(d)	Awards	Awards(8)	Incentive	Deferred	Compensation	(j)
(a)	January			($)	($)	Plan	Compensation	($)
	31			(e)	(f)	Compensation	Earnings ($)	(i)
	(b)					($)	(h)
						(g)
Sass Peress	2008	$250,232	Nil	Nil	$577,125	Nil	Nil	Nil	$827,357
President and CEO,
Director
	2007	$132,810	Nil	Nil	Nil	Nil	Nil	Nil	$132,810
Taras	2008 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chebountchak
Former President
and CEO

	2007(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008	$141,435	Nil	Nil	$96,188	Nil	Nil	Nil	$237,623
Leon Assayag

CFO
	2007(2)	$11,005	Nil	Nil	Nil	Nil	Nil	Nil	$11,005
Joel Cohen, Former	2008 (3)	Nil	Nil	Nil	$864,308	Nil	Nil	$96,000 (4)	$960,308
CFO , Director					(9)

	2007(3)	Nil	Nil	Nil	Nil	Nil	Nil	$77,475(4)	$77,475

	2008(5)	$89,648	Nil	Nil	Nil(10)	Nil	Nil	$6,600 (6)	$96,248
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

Executive Employment Agreements

Employment Agreement with Sass Peress.  On April 23, 2007, the Company entered into an employment agreement with Sass Peress, our President and Chief Executive Officer, for an indefinite term. As compensation for his services, Mr. Peress receives an annual base salary of $300,000 and is entitled to an annual bonus in an amount established by the Board of Directors, based upon the achievement by Mr. Peress of pre-determined performance targets set by our Board of Directors.  The Company also agreed to pay Mr. Peress a car allowance in the amount of $1,000 per month and to reimburse him for out of pocket expenses on a monthly basis.  Mr. Peress  is also entitled to participate in any benefit plans and policies as we may make available.  Pursuant to the terms of his agreement, Mr. Peress has agreed that during and for two (2) years following termination of his employment with the Company, he will not (a) provide support or assistance to, or be employed by, any business anywhere in North America engaged in the manufacture, license, marketing or distribution of products competitive with those of the Company, or (b) solicit any existing customer of the Company or attempt to induce any existing executive or employee of the Company.

Pursuant to his employment agreement, Mr. Peress was also granted an option to purchase up to 750,000 shares of common stock of the Company in accordance with the Plan. See “Executive Compensation — Outstanding Equity Awards at 2008 Fiscal Year End” for a description of vesting and other terms applicable to his option awards.

Employment Agreement with Leon Assayag.  On November 6, 2006, the Company entered into an employment agreement with Leon Assayag, pursuant to which Mr. Assayag served as our Chief Financial Officer. As compensation for his services, Mr. Assayag received an annual base salary of CDN $150,000 and was entitled to a CDN $25,000 annual bonus at the discretion of the Chief Executive Officer and the Board of Directors.  The Company also agreed to reimburse Mr. Assayag for out of pocket expenses and to provide him with a monthly automobile allowance.  Mr. Assayag was also entitled to participate in the Company’s benefit plans and policies.  Pursuant to the terms of his employment agreement, Mr. Assayag agreed that during and for one year following termination of his employment with the Company, he will not (a) provide support or assistance to, or be employed by, any business anywhere in North America engaged in the manufacture, license, marketing or distribution of products competitive with those of the Company, or (b) solicit or attempt to induce any existing customer or employee of the Company.

Pursuant to his employment agreement, Mr. Assayag was also granted an option to purchase up to 50,000 shares of common stock of the Company in accordance with the Plan, with an additional option to purchase up to 50,000 shares of common stock granted on the one year anniversary of his employment agreement. See “Executive Compensation — Outstanding Equity Awards at 2008 Fiscal Year End” for a description of vesting and other terms applicable to these option awards.

Employment Agreement with Tom Clark.  On June 13, 2007, the Company entered into an employment agreement with Tom Clark, our Vice-President Sales, North American Consumer Markets, for an indefinite term. As compensation for his services, Mr. Clark receives an annual base salary of US$100,000 and is entitled to an annual bonus up to a maximum amount of US$35,000, based upon the achievement by Mr. Clark of performance targets mutually agreed upon by Mr. Clark and the Company.  The Company also agreed to pay Mr. Clark a car allowance in the amount of US$500 per month and to reimburse him for out of pocket expenses on a monthly basis.  Pursuant to the terms of his agreement, Mr. Clark has agreed that during and for one year following termination of his employment with the Company, he will not (a) provide support or assistance to, or be employed by, any business anywhere in North America engaged in the manufacture, license, marketing or distribution of products competitive with those of the Company, or (b) solicit any existing customer of the Company or attempt to induce any existing executive or employee of the Company.

Pursuant to his employment agreement, Mr. Clark was also granted an option to purchase up to 75,000 shares of common stock of the Company in accordance with the Plan. See “Executive Compensation — Outstanding Equity Awards at 2008 Fiscal Year End” for a description of vesting and other terms applicable to his option awards.

Payments Upon Termination

Each of the employment agreements entered into between the Company and Messrs. Peress, Assayag and Clark contain provisions which entitle each of them to payments following termination of their employment in certain circumstances, as described below.

Termination by the Company or by the Employee or Consultant Without Cause. Each of the agreements between us and Messrs. Peress, Assayag and Clark provide that, in the event their employment or other relationship with us is terminated by the Company, other than for “cause” (as defined below), they are entitled to receive the following severance benefits:

Pursuant to the employment agreement with Mr. Peress, he may terminate his employment upon six (6) months’ prior written notice to the Company and the Company may terminate his employment at any time. Following termination by the Company, Mr. Peress is entitled to receive an amount equal to twenty-four (24) months of his base salary then in effect and benefits.

Pursuant to the employment agreement with Mr. Assayag, he was able to terminate his employment upon two (2) months’ prior written notice to the Company, and the Company was able to terminate his employment at any time. Following termination by the Company, Mr. Assayag was entitled to receive an amount equal to twelve (12) months of his base salary then in effect and benefits.

Pursuant to the employment agreement with Mr. Clark, either he or the Company may terminate his employment upon three (3) months’ prior written notice to the other. Following termination by the Company, we may, in lieu of providing him with notice, pay Mr. Clark an amount equal to three (3) months of his base salary then in effect and benefits.

“Cause”, as defined under the employment agreements with Mr. Peress includes, but is not limited to, the taking of any of the following actions by them:

(a)  Their inability to provide the services required pursuant to their individual agreements.

(b)  Dishonesty, theft, conviction for a felony or crime of moral turpitude.

(c)  Material breach of their individual agreement.

(d)  Their failure to perform the services required pursuant to their individual agreements and to correct this breach within thirty (30) days of receipt of notice of such failure from the Company.

“Cause”, as defined under the employment agreement with Mr. Assayag, included, but was not limited to, the taking of any of the following actions by him:

(a) Dishonesty, theft, conviction for a felony or crime of moral turpitude.

(b)  Material breach of his employment agreement.

(c)  His failure to perform the services required pursuant to his employment agreements and to correct this breach within thirty (30) days of receipt of notice of such failure from the Company.

“Cause”, as defined under the employment agreements with Mr. Clark, includes, but is not limited to, the taking of any of the following actions by him:

(a)  His inability to provide the services required pursuant to his employment agreement.

(b)  Fraud, dishonesty, theft, conviction for a felony or crime of moral turpitude.

(c)  Material breach of his employment agreement.

(d)  His failure to perform the services required pursuant to his employment agreements and to correct this breach within thirty (30) days of receipt of notice of such failure from the Company.

See “Management’s Discussion and Analysis or Plan of Operations – Stock Options – Modification of Exercise Price” for a discussion of recent changes to the exercise price of outstanding options, including those held by our Named Executive Officers.

See “Management’s Discussion and Analysis or Plan of Operations – Warrants – Modification of Exercise Price” for a discussion of recent changes to the exercise price of outstanding warrants.

Outstanding Equity Awards at 2008 Fiscal Year-End Table

The table below sets forth information concerning grants of stock options and restricted stock unit awards to named executive officers as of January 31, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Sass Peress	187,500	562,500		$2.25	May 18,
					2017

Leon	32,500	92,500		$2.25	May 18,
Assayag					2017

Joel Cohen	Nil	Nil		Nil	Nil

Tom Clark	18,750	56,250		$2.35	June 22,
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

Long-Term Incentive Plans

On November 1, 2006, the Company’s Board of Directors established the 2006 Stock Incentive Plan expiring on November 1, 2016.  See “Stock Option Plans” for a discussion of the terms of this plan.

Stock Option Plans

Our Board of Directors adopted the 2006 Stock Incentive Plan (the “Plan”) on November 1, 2006. Grants of either “incentive stock options”, as defined in Section 422 of the Internal Revenue Code, as amended (the “Code”), or stock options that are non-qualified for United States Federal income tax purposes, may be made under the Plan to eligible officers, employees, directors and consultants of the Company and any parent or subsidiary of the Company.  A total of 2,000,000 shares of our common stock have been reserved for issuance under the Plan, subject to certain adjustments reflecting changes in the Company’s capitalization. Shares of common stock subject to options which are not exercised prior to their termination shall again be available for grant under the Plan, to the fullest extent permitted by law. All options granted under the Plan are subject to the terms and conditions of an option agreement entered into by the Company and each participant at the time of grant.  Options will become exercisable only after they vest in accordance with such option agreement.

The Board of Directors, as the “administrator” of the Plan, has full and final discretion to determine, subject to applicable laws, (i) the types of options to be granted under the Plan and the total number of shares of our common stock subject to such grants, (ii) the directors, officers, employees and consultants of the Company or its subsidiaries or parent companies who are eligible to receive options under the Plan (“Participants”), (iii) the time when and the price at which such stock options will be granted (subject to the restrictions described below), (iv) the time when and the price at which such stock options may be exercised, and (v) the conditions and restrictions on the exercise of such options.

Pursuant to the terms of the Plan, no option may be granted (i) with respect to any option granted that it an incentive stock option, at an exercise price per share equal to less than 100% of the fair market value of our common stock on the date of grant, or (ii) with respect to any option granted that is a non-qualified stock option or to a Participant serving as a consultant to the Company, at an exercise price per share equal to less than 75% of the fair market value of our common stock on the date of grant. No option granted pursuant to the Plan may be exercised more than 10 years from the date of grant.

Grants of incentive stock options made to any Participant who owns shares of our common stock representing more than 10% of the voting rights attributable to all classes of capital stock of the Company (as determined in accordance with Section 422 of the Code), the exercise price per share of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant. Incentive stock options may be granted under the Plan only to employees who are employees of the Company at the time of grant, and not a consultant, advisor, service provider or independent contractor. To the extent that the aggregate fair market value of the shares of common stock (determined at the time of grant) exceeds $100,000 with respect to the number of incentive stock options exercisable for the first time by a Participant during any calendar year, any excess over such amount shall be considered a non-qualified option.  In the event that a Participant has been granted 2 or more such incentive stock options that become exercisable for the first time in the same calendar year, this limitation shall be applied according to the order in which such incentive stock options were granted.

Pursuant to the terms of the Plan (which can, in this instance, be modified by the terms and conditions of the applicable option agreement evidencing the option grant), if a Participant ceases to be an employee, officer, director of, or consultant to, the Company, or its subsidiaries or parent companies, as a result of termination for “cause” (as defined below), all unexercised options will immediately terminate. If a Participant ceases to be an employee, officer, director of, or consultant to, the Company, or its subsidiaries or parent companies, for any reason other than termination for cause, or as a result of such Participant’s “disability” (as defined below), retirement or death, options granted under the Plan may be exercised not later than the earliest to occur of (a) (i) in the case of termination following retirement of the Participant, up to 30 days from the date of retirement, or (ii) in the case of termination following disability or death of the Participant, up to 6 months from the date of such disability or death, and (b) the expiry date of the option. In the event that facts which would have constituted grounds for termination of a Participant for cause are discovered following the termination of such Participant’s employment or other relationship with the Company for other reasons, any options then held by such Participant may be immediately terminated.

The Plan provides that, in the event of a “corporate transaction” (as defined below) involving the Company, all outstanding options shall either (a) be assumed, or substituted for an equivalent right or option, by the surviving or successor corporation or its parent, as applicable, or (b) if not so assumed or substituted, shall become fully vested and exercisable by Participants for a specific period of time, upon giving Participants written notice to that effect, following which time all options shall terminate upon completion of the corporate transaction.

Options granted under the Plan may not be transferred, assigned or pledged other than on the death of a Participant. No Participant shall have any rights whatsoever as an shareholder with respect to unexercised options.

As of April 30, 2008, options to purchase a total of 1,650,000 shares of our common stock had been granted under the Plan to certain of the Company’s employees and directors.

Certain terms used above are defined in the Plan as follows:

“Cause”, except as otherwise defined in any option agreement, employment or services agreement between the Participant and the Company or any subsidiary or parent of the Company, means as a material breach of the employment or services agreement between a Participant and the Company, dishonesty, fraud, misconduct, unauthorized use or disclosure of confidential information or trade secrets, or conviction or confession of a crime punishable by law (except minor violations), in each case as determined by the Board of Directors, as administrator of the Plan, whose determination is conclusive.  See “Executive Employment Agreements” for a description of the definitions of “cause” in certain employment agreements between the Company and certain of its named executive officers.

“Disability”, except as otherwise defined with respect to any grant by the Board of Directors, as administrator of the Plan, means a mental or physical impairment of the Participant that is expected to result in death or that has lasted or is expected to last for a continuous period of 12 months or more and that causes the Participant to be unable, in the Company’s opinion, to perform his or her duties for the Company or any subsidiary or parent of the Company, and to be engaged in any substantial gainful activity.

“Corporate Transaction”, except as otherwise defined in any option agreement, employment or services agreement between the Participant the Company or any subsidiary or parent of the Company, means the completion of (a) a merger or consolidation of the Company with or into any other corporation, entity or person (except for reincorporation mergers or any merger or consolidation in which the holders of shares of our common stock immediately prior to such transaction hold at least a majority of the shares of common stock in the successor entity immediately following such transaction), or (b) a sale, lease, exchange or other transfer, in one transaction or series of related transactions, of all or substantially all of the Company’s outstanding securities or assets, except for any such sale of assets to a wholly-owned subsidiary of the Company. Transactions entered into for the sole purpose of creating a holding company which will be owned in substantially the same proportion by the persons who held securities of the Company immediately prior to such transaction shall not constitute a corporate transaction for purposes of the Plan.

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

10.19	Fixed Rate Asset Loan dated July 28, 2006 between ICP Solar Technologies Inc. and HSBC Equipment Finance (UK) Limited.

10.20	Line of Credit between ICP Global Technologies Inc. and Royal Bank of Canada dated May 6, 2005.

10.21	Binding letter of intent between ICP Global Technologies Inc. and Tejas Solares. (9)

10.22	Binding letter of intent between ICP Solar Technologies Inc. and Discover Power Inc. (10)

10.23	ICP Solar Technologies Inc. 2006 Stock Incentive Plan, established November 1, 2006. (8)

10.24	Share Purchase Agreement between ICP Solar Technologies Inc. and ISE Solar LLC. dated May 9, 2007. (11)

10.25	Amendment to Share Purchase Agreement between ICP Solar Technologies Inc. and ISE Solar LLC dated May 10, 2007. (12)

10.26	Consultancy Agreement dated June 13, 2007 between ICP Solar Technologies Inc. and Gary Jones. (13)

10.27	Employment Agreement dated June 13, 2007 between ICP Solar Technologies Inc. and Tom Clark. (13)

10.28	Employment Agreement dated May 1, 2007 between ICP Solar Technologies Inc. and Laurent Lafite. (13)

10.29	Share Purchase Agreement between ICP Solar Technologies Inc. and WES Power Technology Inc. dated August 27, 2007. (14)

10.30	Employment Agreement dated November 11, 2006 between ICP Solar Technologies Inc. and Leon Assayag. (16)

10.31	Employment Agreement dated April 23, 2007 between ICP Solar Technologies Inc. and Sass Peress. (16)

14	Code of Ethics. (15)

23.1	Consent of RSM Richter. (15)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

99.1	Audit Committee Charter. (3)

99.2	Disclosure Committee Charter. (3)

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

(15) Previously filed with the SEC as an exhibit to our Annual Report on Form 10-KSB filed April 30, 2008.

(16) Previously filed with the SEC as an exhibit to our Registration Statement on Form S-1, filed July 15, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th  day of September, 2008.

ICP SOLAR TECHNOLOGIES INC.

By:	/s/ Sass Peress
Sass Peress, President, Chief Executive Officer, Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sass Peress	President, Chief Executive Officer, Director (Principal Executive Officer)	September 15, 2008
Sass Peress

/s/ Sheldon Reinhart	(Principal Accounting Officer)	September 15, 2008
Sheldon Reinhart

/s/ Joel Cohen	Director	September 15, 2008
Joel Cohen

/s/ Paul Maycock	Director	September 15, 2008
Paul Maycock