Form 10-Q
period 2008-07-31
ICP Solar Technologies Inc.
filed 2008-09-16
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: July 31, 2008

or

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

Yes ☐            No ☐

APPLICABLE TO CORPORATE ISSUERS:

34,135,995 shares of the issuer’s common shares, par value $.00001 per share, were issued and outstanding as of September 15, 2008.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at July 31, 2008 and January 31, 2008, related unaudited statements of operations and comprehensive loss, and cash flows for the three months and six months ended July 31, 2008 and 2007 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended July 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2009 or any other subsequent period.

i

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
July 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

ii

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
July 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

Contents

Balance Sheet	1 - 2

Statement of Shareholders' Equity	3

Statement of Operations and Comprehensive Loss	4

Statement of Cash Flows	5

Notes to Financial Statements	7 - 24

iii

ICP Solar Technologies Inc.

Consolidated Interim Balance Sheet
As At
(Unaudited)
(Expressed in U.S. Funds)

	July 31,	January 31,
	2008	2008

Assets

Current

Cash	$108,427	$20,967
Restricted cash (note 5)	1,145,849	-
Term deposit	-	505,301
Accounts receivable	1,488,951	873,976
Inventories	2,136,640	2,426,177
Prepaid expenses	17,787	86,898
Current portion of loan receivable	405,585
	5,303,239	3,913,319
Property and Equipment (note 6)	93,568	85,478

Unallocated Purchase Price Difference (note 7)	229,678	-

Investment in EPOD Solar (Wales) Ltd. (note 8)	-	1

Loan Receivable, less unamortized discount of $97,800 (2008 - $299,842) (note 8)	397,216	2,200,158

Investment in Convertible Debenture (note 8)	1,156,400	-

	$7,180,101	$6,198,956

See accompanying notes

	July 31,	January 31,
	2008	2008

Liabilities

Current

Bank indebtedness (note 9)	$-	$1,102,311
Accounts payable and accrued liabilities	1,307,982	920,396
Current portion of government grants payable	39,499	27,036

	1,347,481	2,049,743

Convertible Notes, less unamortized discount of $Nil (2008 - $167,492)	-	682,508

Senior Secured Convertible Debentures, less unamortized discount of $3,086,419 (2008 - $Nil) (note 10)	246,914	-

Put Warrants (note 10)	3,560,667	-

Deferred Income Taxes	850,000	-

Contingencies (note 11)

Shareholders' Equity

Capital Stock (note 12)	342	328

Additional Paid-In Capital (note 13)	15,365,579	13,105,085

Accumulated Other Comprehensive Loss	(798,469)	(798,469)

Accumulated Deficit	(13,392,413)	(8,840,239)
	1,175,039	3,466,705
	$7,180,101	$6,198,956

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Interim Statement of Shareholders' Equity
For the Six Month Period Ended July 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Loss	Deficit	Equity

Balance - January 31, 2008	32,719,445	$ 328	$ 13,105,085	$ (798,469)	$(8,840,239)	$3,466,705
Common stock issued	566,550	6	145,974	-	-	145,980
Stock-based compensation	-	-	701,417	-	-	701,417
Warrants issued	-	-	258,679	-	-	258,679
Modification of warrants	-	-	160,700	-	-	160,700
Modification of stock options	-	-	143,732	-	-	143,732
Conversion of debentures	850,000	8	849,992	-	-	850,000
Net loss	-	-	-	-	(4,552,174)	(4,552,174)
Balance - July 31, 2008	34,135,995	$ 342	$ 15,365,579	$ (798,469)	$(13,392,413)	$1,175,039

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,
	2008	2007	2008	2007

Net Sales	$ 1,946,943	$ 1,690,536	$ 3,838,597	$ 4,310,876
Cost of Sales	1,469,462	844,902	2,661,195	2,262,304
Gross Profit	477,481	845,634	1,177,402	2,048,572

Expenses

Selling, general and administrative	1,772,783	1,918,998	3,357,017	3,139,264
Depreciation	6,946	10,669	13,342	89,175
Research and development	117,025	10	155,273	263
Foreign exchange loss (gain)	7,759	75,216	13,745	(13,024)
	1,904,513	2,004,893	3,539,377	3,215,678

Operating Loss	(1,427,032)	(1,159,259)	(2,361,975)	(1,167,106)

Interest expense	(64,308)	(142,146)	(101,055)	(184,449)
Interest income	851	5,827	5,614	11,300
Forgiveness of loan receivable	-	-	(88,973)	-
Write-down of loan receivable	-	-	-	(229,128)
Accretion of discount on convertible notes	(137,573)	(16,319)	(167,495)	(94,283)
Discount on loan receivable	-	(618,658)	166,404	(618,658)
Discount on convertible debentures	(246,914)	-	(246,914)	-
Interest expense on put warrants	(560,667)	-	(560,667)
Financing costs	(382,761)	-	(382,761)	-
Accretion of discount on loan receivable	26,367	89,840	35,639	89,840
Gain on disposition of subsidiary	9	2,818,207	9	2,818,207

Net Earnings (Loss) Before Income Taxes	(2,792,028)	977,492	(3,702,174)	625,723
Deferred income taxes	850,000	-	850,000	-
Net Earnings (Loss)	(3,642,028)	977,492	(4,552,174)	625,723
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	12,093	-	2,250
Comprehensive Income (Loss)	$ (3,642,028)	$ 989,585	$ (4,552,174)	$ 627,973
Basic Weighted Average Number of Shares Outstanding	33,724,100	20,000,000	33,724,100	20,000,000
Basic and Diluted Earnings (Loss) Per Share (note 14)	(0.11)	0.03	(0.13)	0.02

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,
	2008	2007	2008	2007

Funds Provided (Used)

Operating Activities

Net earnings (loss)	$ (3,642,028)	$ 977,492	$ (4,552,174)	$ 625,723
Deferred income taxes	850,000	-	850,000	-
Depreciation	6,946	10,669	13,342	89,175
Write-down of property and equipment	-	-	-	4,346
Foreign exchange (gain) loss	7,759	75,216	13,745	(13,024)
Gain on disposal of subsidiary	(9)	(2,818,207)	(9)	(2,818,207)
Forgiveness of loan receivable	-	-	88,973	-
Write-down of loan receivable	-	-	-	229,128
Stock-based compensation	316,628	153,701	701,417	153,701
Warrants issued	177,241	499,201	194,829	499,201
Modification of warrants	-	-	160,700	-
Modification of stock options	24,676	-	143,732	-
Discount on loan receivable	-	618,658	(166,404)	618,658
Interest expense on put warrants	560,667	-	560,667	-
Accretion of discount on loan receivable	(26,367)	16,319	(35,639)	94,283
Accretion of discount on convertible debenture	246,914	-	246,914	-
Accretion of discount on convertible notes	137,573	(89,840)	167,495	(89,840)
	(1,340,000)	(556,791)	(1,612,412)	(606,856)
Changes in non-cash operating elements of working capital	(71,524)	271,611	182,440	210,675
	(1,411,524)	(285,180)	(1,429,972)	(396,181)

Financing Activities

Bank indebtedness	(1,057,904)	(413,229)	(1,109,112)	(17,004)
Issuance of convertible debentures	3,333,334	-	3,333,334	-
Discount of convertible debentures	(333,334)	-	(333,334)	-
Long-term debt	-	(160,987)	-	(187,954)
Loan payable, director	-	(270,399)	-	(269,060)
Obligation under capital lease	-	(36,228)	-	(49,752)
Government grants payable	(32,255)	(6,209)	(33,015)	(96,887)
Common shares issued	-	-	100,000	-
Warrants exercised, shares not issued	-	550,000	-	550,000
	1,909,841	(337,052)	1,957,873	(70,657)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,
	2008	2007	2008	2007

Investing Activities

Restricted cash
	$ (1,145,849)	$ -	$ (1,145,849)	$ -
Additions to property and equipment	(11,541)	(668)	(11,541)	(17,737)
Loan receivable	248,007	150,000	248,007	150,000
Proceeds from disposition of subsidiary	10	1	10	1
Loan receivable employees	(11,367)	-	(11,367)	-
Acquisition of WES Power Technology Inc.	-	-	(25,001)	-
Term deposit	509,925	5,547	505,300	61
	$ (410,815)	$ 154,880	$ (440,441)	$ 132,325

Effect of Foreign Exchange on Cash Balances	-	339,381	-	104,307
Increase (Decrease) in Cash	87,502	(127,971)	87,460	(230,206)
Cash, Beginning of Period	20,925	136,274	20,967	238,509
Cash, End of Period	$ 108,427	$ 8,303	$ 108,427	$ 8,303

See accompanying notes

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the years ended January 31, 2008 and 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2008 and 2007.

2. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As at July 31, 2008, the Company has reported an accumulated deficit of $13,392,413 ($8,840,239 as at January 31, 2008) and a net loss of $4,552,174 ($4,222,738 as at January 31, 2008). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont’d)

The FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The FASB issued FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts. Statement 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period beginning after May 23, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The FASB issued FSP SOP 90-7-a, An Amendment of AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code. This FSP states that an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence as opposed to within the 12 months following the adoption of fresh-start reporting. This FSP is effective for financial statements issued subsequent to April 24, 2008. The adoption of SOP 90-7-a is expected to have the following impact on the consolidated financial statements:

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont’d)

The FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock was ratified by the FASB. This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits was ratified by the FASB. This EITF prescribes the accounting for all nonrefundable maintenance deposits. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

EIT 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’ was ratified by the FASB. This EITF Integrates the requirements of EITF 00-21 into EITF 98-5. This EITF is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

Valuation of Put Warrant

The valuation of the put warrant liability is determined by the Black-Scholes option pricing model. A warrant liability is determined in accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). Based on FAS 150, warrants which are determined to be classified as liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.

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

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

4. Adoption of New Accounting Standards (Cont’d)

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

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

4. Adoption of New Accounting Standards (Cont’d)

	July 31, 2008		January 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash	$108,427	$ 108,427	$20,967	$20,967
Restricted cash	1,145,849	1,145,849	-	-
Term deposit	-	-	505,301	505,301
Loan receivable	802,801	802,801	2,200,158	2,200,158
Investment in convertible debt	1,156,400	1,156,400	-	-
Financial liabilities
Bank indebtedness	-	-	1,102,311	1,102,311
Government grants payable	39,499	39,499	27,036	27,036
Convertible notes	-	-	682,508	682,508
Convertible debentures	246,914	2,408,044	-	-
Put warrants	3,560,667	3,560,667	-	-

Fair Value Measurement at July 31, 2008 Using
Quoted Prices in
	Active Markets	Significant Other	Significant
	For Identical	Observable	Unoberservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Investment in convertible debenture	$-	$1,156,400	$-
Convertible notes	-	-	-
Put warrants	-	3,560,667	-

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

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

4. Adoption of New Accounting Standards (Cont’d)

The following summarizes the changes in the fair value of the convertible notes for the six month period ending July 31, 2008:

Opening Balance - January 31, 2008		$682,508
Interest accretion		167,492
Conversion of notes to 850,000 common shares on May 22, 2008		(850,000)
Ending Balance – July 31, 2008	$	Nil

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

The following summarizes the changes in the fair value of the loan receivable for the six month period ending July 31, 2008:

Opening Balance - January 31, 2008	$2,200,158
Modification of balance due to Second Amendment	(1,299,557)
Discount net of interest accretion	(97,800)
Ending Balance – July 31, 2008	$802,801

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

5. Restricted Cash

The Company as proceeds of it’s issuance of Senior Secured Convertible Debentures (note 10) has received a portion of the proceeds to be held in Escrow of $1,348,058. The amounts to be disbursed pursuant to the Escrow Agreement dated June 13, 2008 are as follows:

Date of Disbursement	% of Net Amount to be disbursed	Amount to be disbursed
June 19, 2008	15	$202,209
August 1, 2008	23	310,053
November 1, 2008	23	310,053
February 1, 2009	15	202,209
May 1, 2009	3	40,443
August 1, 2009	9	121,325
November 1, 2009	6	80,883
February 1, 2010	6	80,883
		$1,348,058

The amount of cash held in Escrow as at July 31, 2008 is $1,145,849. The cash held in Escrow bears interest at 1.5% per annum.

6. Property and Equipment

			July 31, 2008	January 31, 2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
Machinery and equipment	$579,383	$534,769	$44,614	$39,659
Furniture and fixtures	142,173	118,406	23,767	18,965
Computer equipment	188,795	163,608	25,187	26,854
	$910,351	$816,783	$93,568	$85,478

On May 9, 2007, property and equipment with a net book value of $399,081 was disposed of as part of the disposition of net assets of U.K. factory as disclosed in note 8.

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

7. Acquisition of WES Power Technology Inc. ("WES")

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

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets Acquired:

Other current assets	$29,658
Property and equipment	9,891
Unallocated purchase price difference	229,678
Total Assets	$269,227

Liabilities Assumed:
Current liabilities	$77,551
Long-term debt	56,845
Total Liabilities	134,396
Net Assets Value	$134,831

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

7. Acquisition of WES Power Technology Inc. ("WES") (Cont’d)

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

8. Sale of 100% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the "Agreement") with ISE LLC ("ISE"). Under the terms of the Agreement, the Company sold 85% of the shares of ICP UK (name changed to Epod Solar (Wales) Ltd. ("EPOD") on June 26, 2007) for an aggregate amount of $3,000,000. On May 10, 2007, the Company and ISE signed an Amendment to the Agreement, revising the modalities of payment. These modalities were subsequently changed on April 18, 2008, when the Company and ISE signed a second Amendment to the Agreement ("Second Amendment"), and the remaining 15% interest of the Company in EPOD was transferred to ISE for $10 on July 30, 2008. Based on the Second Amendment, ISE is to pay the Company an amount equivalent to $3,000,000 as follows:

a) $150,000 paid upon signing of the original Agreement and $350,000 in kind in the form of solar panels (amounts both paid as at April 30, 2008);

b) An additional $150,000 upon signing the Second Amendment and $19,827 in kind in the form of solar panels;

c) The outstanding balance of the loan is forgiven by $88,973;

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

8. Sale of 100% of Shares of ICP UK (Cont’d)

The remaining amount due to ICP Solar Technologies Inc. of $2,241,200 has the following terms:

i)

$1,060,600 shall be paid in cash on a monthly basis of $40,000 per month commencing on the Second Amendment date until the balance is fully paid.

The non-interest bearing portion of the loan receivable ($1,060,600) has been discounted to a fair value of $927,162 based on an effective interest rate of 12% (see note 8). As at April 30, 2008, $9,272 of the discount has been amortized.

ii)

ICP shall participate in EPOD's convertible debenture financing round and receive 1,180 units in lieu of the remaining $1,180,000 CDN owing. Each unit consists of a $1,000 face value 12% convertible debenture and 667 warrants.

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

The investment in the convertible debenture ($1,180,600) has been classified as available for sale and is recorded at its fair value. A fair value has not been allocated to the warrants as it has been determine that their value is nominal. The determination of the fair value of the warrants used insignificant unobservable inputs and therefore would be categorized as a level 2 hierarchy item in note 4.

9. Bank Indebtedness

The Company paid off its bank indebtedness on June 19, 2008. At that time all security held by the bank was released.

10. Senior Secured Convertible Debentures

On June 13, 2008 the Company entered into convertible debenture agreements with investors for amounts totalling $3,333,333. The debentures were issued with a 10% discount. The terms of the debenture require capital repayments to commence November 1, 2008 and will be repaid in 18 equal monthly instalments. The convertible debentures bear interest at the rate of 11% per annum and are repayable on June 13, 2010. Interest is payable monthly. The Company may, at its option, elect to pay the interest by the issuance of shares of common stock. The number of shares is to be determined by dividing the amount of the interest payment by $0.50. The full face value of the debentures is convertible into common stock of the Company, at the option of the holders, at a rate of $0.50 per share.

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

10. Senior Secured Convertible Debentures (Cont’d)

The Company also issued to the holders:

  Series A stock purchase warrants to purchase 6,666,666 shares at an exercise price of $0.50 per share
  Series B stock purchase warrants to purchase 6,666,666 shares at an exercise price of $1.00 per share
  Series C stock purchase warrants to purchase 6,666,666 shares at an exercise price of $1.00 per share

The Series A and B warrants are exercisable immediately; however, the Series C warrants are only exercisable once the Series A and B warrants have been fully exercised.

The Company paid approximately $383,000 in cash consideration for transaction costs. In addition, transaction costs were incurred through the issuance of warrants (note 13). These transaction costs were expensed.

The warrants contain a put feature which enables the holder to require the Company to redeem the warrants for cash. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). The fair value of the warrants, $3,560,667 exceeded the notional amount of the convertible debentures net of the 10% discount, as such the excess amount of, approximately $560,667 was expensed as interest.

The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	82.86%
Contractual life	6 years
Risk-free interest rate	3.73%
Dividend yield	Nil
Fair value of warants	$ 0.469

Substantially all of the assets of the Company have been pledged as security of the convertible notes. As at July 31, 2008, approximately $49,000 of interest has been paid, and $247,000 of the discount on the debt has been accreted.

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

10. Senior Secured Convertible Debentures (Cont’d)

Registration Rights

In connection with the issuance of the Convertible Debentures, the Company is required to file a Registration Statement to register the shares of common stock issuable upon the conversion of the Debentures and the exercise of the Debenture Warrants. The Company will be obligated to pay the holders of the Debentures certain liquidation damages in the event the shares are not registered within ninety days of the date of issuance. Liquidation damages would amount to 2% of the aggregate purchase price paid by the debenture holders. The Company has filed the Registration Statement and therefore Is not required to pay the holders of the Debentures liquidation damages.

11. Contingencies

Litigation

The Company is a defendant in a claim instituted by a former officer for a severance payment of approximately $150,000. Management believes the claim is without merit and no provision for the claim has been made in the accounts.

The Company has been issued a claim by a former customer for returned merchandise totaling approximately $14,000. No provision for the claim has been made in the accounts.

The Company has been issued a claim for approximately $28,000 for product liability which will be covered through the Company’s product liability insurance. Accordingly no provision for the claim has been made in the accounts.

12. Capital Stock

	July 31,	January 31,
	2008	2008
Authorized without limit as to number -
100,000,000 common shares authorized, $0.00001 par value
100,000,000 preferred shares authorized, $0.00001 par value
Issued -
34,135,995 (2008 – 32,719,445) common shares	$342	$328

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

12 . Capital Stock (Cont’d)

On March 5, 2008, the Company issued 104,050 common shares as part of the consideration to acquire all of the issued and outstanding shares of WES Power Technology Inc. (note 7).

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

On May 22, 2008 850,000 common shares were issued on conversion of $850,000 of convertible notes.

13. Share-Based Arrangements

Stock Options

During the second quarter of 2009, the Company recognized $289,195 in stock-based compensation for stock options granted in 2008 (2008 - $Nil). As at July 31, 2008, the Company has $868,238 (2008 - $Nil) of unrecognized stock-based compensation on these options.

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

This modification will be accounted for by recording, over the vesting period, the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $24,676 in the quarter ending July 31, 2008 and $74,099 will be expensed over the remaining vesting period. The fair value was determined by the Black-Scholes-Merton valuation model using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.38 years
Risk-free interest rate	2.71%
Dividend yield	Nil
Weighted average fair value of options at modification date	$ 0.30

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

13. Share-Based Arrangements (Cont’d)

b) Grant

On February 14, 2008, the Company issued a total of 45,000 stock purchase options to current employees and 190,000 options to current Directors, vesting over a two year period, 25% every six months and vesting on August 14, 2008 respectively. These options have an exercise price of $0.50, and expire on February 14, 2018 with the exception of 100,000 options which expire on August 14, 2018. As a result of the grant, the Company recorded a compensation expense of $24,616 in the quarter ending July 31, 2008, and $12,424 will be expensed over the remaining vesting period.

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

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	76%
Expected life	3.25 years
Risk-free interest rate	4.58%
Dividend yield	Nil
Weighted average fair value of options at grant date	$ 0.376

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

13 . Share-Based Arrangements (Cont’d)

The following summarizes the Plan position for the quarter:

		Weighted
		Average
		Exercise	Weighted Average
	Options	Price	Maturity Period (Years)
Balance - April 30, 2008	1,650,000	$0.50	9.11
Forfeitures	(125,000)	$0.50	10.00
Granted	75,000	$0.50	5.00
Balance - July 31, 2008	1,600,000	$0.50	8.84
Options that can be exercised at
July 31, 2008	607,500	$0.50	9.04

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

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

13. Share-Based Arrangements (Cont’d)

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

Expected volatility	104%
Expected life	4 months
Risk-free interest rate	1.24%
Dividend yield	Nil
Weighted average fair value of warrants at modification date	$ 0.0196

b) Grant

On February 27, 2008, the Company granted as consulting fees a total of 335,000 common share purchase warrants at $0.50 per share, vesting over a four year period, 20% annually and 20% vesting immediately. The warrants expire on February 27, 2013. As a result of the grant of warrants, the Company recorded a consulting fee expense of $3,769 in the quarter ended July 31, 2008, and $54,019 will be expensed over the remaining vesting period.

The warrants accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	75%
Expected life	3.6 years
Risk-free interest rate	2.25%
Dividend yield	Nil
Fair value of warrants at grant date	$ 0.225

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

On June 20, 2008, the Company granted as fees in the placement of the Senior Secured Convertible Debentures, 240,000 common share purchase warrants to Joel Cohen a director of the Company, and 240,000 common share purchase warrants to Bennu Capital both at $0.50 per share, vesting immediately. The warrants expire on June 20, 2010. As a result of the grant of warrants, the Company recorded a consulting fee expense of $173,472 in the quarter ended July 31, 2008.

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

13. Share-Based Arrangements (Cont’d)

The warrants accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	99.5%
Expected life	2.0 years
Risk-free interest rate	2.88%
Dividend yield	Nil
Fair value of warrants at grant date	$ 0.0225

A summary of the activity in the Company's warrants during the period is presented below:

	Weighted
	Average
	Exercise Price
Outstanding, as at January 31, 2008	3,935,000	$0.61
Transactions during the period:
Issued	20,479,998	0.83
Exercised	-	-
Expired	(2,800,000)	0.50

Outstanding, as at July 31, 2008	21,614,998	$0.82

ICP Solar Technologies Inc.
Notes to Consolidated Interim Financial Statements
July 31,2008
(Unaudited)
(Expressed in U.S. Funds)

13. Share-Based Arrangements (Cont’d)

The following table provides additional information with respect to outstanding warrants at July 31, 2008:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
May 18, 2007	May 2012	100,000	$ 0.50
August 21, 2007	August 2009	250,000	1.80
October 25, 2007	October 2009	200,000	1.00
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
June 13, 2008	June 2014	19,999,998	0.83
June 20, 2008	June 2010	480,000	0.50
Balance – July 31, 2008		21,614,998

14. Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15. Related Party Transactions

Included in selling, general and administrative expenses are $585,262 (2008 - $1,470,854) for options granted to the CEO, CFO, and directors under the 2006 Stock Option Plan.

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

The following information should be read in conjunction with the unaudited consolidated financial statements for the three month and six month period ended July 31, 2008 and 2007 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “ICP,” “we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2007 and 2008 and the first six months ended July 31, 2008 except for the adoption of FAS 157 (see Note 5 of Consolidated Interim Financial Statements at July 31, 2008).

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

Operating Results for the Three Month Period Ended July 31, 2008

Net Sales

During the second quarter ended July 31, 2008 ICP’s consolidated net sales posted an increase of 15% or $256 thousand to $1.95 million, up from $1.69 million for the three month period ended July 31, 2007. The increase in sales in the second quarter of 2008 is due to an increase in demand from our North American consumer market for our new product line.

By geographic location, sales in North America accounted for approximately 79% of total sales, Europe 22%, and Asia 0%.

Gross Margin

The gross margin decreased by 43% or $368 thousand from $846 thousand to $477 thousand for the quarter. The gross profit margin as a percentage of sales worked out to 25%, compared to 50% the previous year. This decrease reflects the increase in costs of our manufactured products as new sources of supply had to be found after disposal of our UK manufacturing facility in May 2007. There were also additional costs of air freighting our shipments to customers from our production facilities in order to meet shipping deadlines.

Operating expenses

Selling and general and administrative expenses decreased by 8% to $1.8 million from $1.9 million a year earlier. Research and development expenses were $117 thousand for the quarter compared to $10 in the corresponding period a year earlier, as the Company increased its R&D efforts on commercializing several new products.

Including depreciation of $7 thousand and foreign exchange loss of $8 thousand, operating losses amounted to $1.40 million compared to losses of $1.16 million for the three month period ended July 31, 2007. The increased loss is due to the reduced gross margin this quarter.

Net interest expense for the quarter decreased by $78 thousand to $64 thousand from $142 thousand in the same quarter last year. This decrease is due to  lower interest on the convertible notes due to conversion of convertible notes the prior year. The accretion of the discount on convertible notes for the three month period of $138 thousand compared $16 thousand was due to an elimination of  the discount when the remaining $850 thousand in notes were converted to common shares this quarter. The accretion of discount on the loan receivable went from $89 thousand to $26 thousand due to the renegotiation of terms with Epod Solar (see note 8 in Notes to Financial Statements).There was also a charge on recognition of a 618 K discount for the quarter ended July 31,2008. The issuance of the Senior Secured Convertible Debentures (see note 10 in Notes to Financial Statements) this quarter resulted in a discount charge of $ 247 thousand and financing costs of $383 thousand In addition on the warrants included with these debentures there was interest on put warrants of $561 thousand. The difference between the accounting and tax basis of this item resulted in future income taxes of $850 thousand. For the same period last year the company recorded a one time gain on disposition of subsidiary $2.82 million. After giving effect to these items, the net loss for the three month period ended July 31, 2008 amounted to $3.62 million compared to net earnings of $977 thousand for the corresponding period a year earlier.

The earnings (loss) per Class A share - basic and diluted amounted to ($0.11) on a weighted average of 33,724,100 outstanding shares for the quarter, compared with a gain per share (basic and diluted) of $0.03 on 20,000,000 shares the previous year.

Principal Cash Flows for the Three Month Period Ended July 31, 2008

Operating activities before net change in non-cash working capital items used cash flows of $1.34 million during the period compared to $557 thousand a year earlier. Net change in non-cash working capital items related to operations generated a use of cash flows in the amount of $71 thousand for the three months ended July 31, 2008 compared to a source of cash of $272 thousand for the second quarter ended July 31, 2007. After net changes in non-cash working capital balances, operating activities used net cash flows of $1.41 million, compared with a use of cash of $285 thousand for the corresponding period the previous year.

Financing activities for the second quarter increased cash flows of $1.91 million compared to a $337 decrease in the prior year’s quarter primarily as a result of issuance of convertible debentures of $3.33 million and repayment of bank indebtedness of $1.06 million. Also, discount on convertible debentures of $333 thousand for the quarter compared to nil for the same quarter last year.

Investing activities for the second quarter used cash of $411 thousand due to an investment in restricted cash of $1.15 million as a result of the convertible debenture financing offset by the proceeds of the term deposit of $ 510 thousand. The repayment of the loan receivable of $247 thousand related to an in-kind receipt of goods for this period compared to cash received of $150 thousand for the three months ended July 31,2007. Repayment of government grants payable used $32 thousand compared to 6 thousand the prior year.

The aggregate cash inflows and outflows for the three month period ended July 31, 2008 saw an increase in net cash flows of $88 thousand compared to decrease of $128 thousand for the same period last year. ICP ended the period with cash of $108 thousand , up $100 thousand from $8 thousand as at July 31, 2007.

Operating Results for the fist Six Months Ended July 31, 2008

Net Sales

During the six months ended July 31, 2008, ICP’s consolidated net sales posted a decrease of 11% or $472 thousand to $3.84 million, down from $4.31 million for the six month period ended July 31, 2007. The reduction in sales reflects the reduction of OEM factory customers and reduction from the European market due to the summer holiday period.

By geographic location for the first six months ended July 31, 2008, sales in North America accounted for approximately 73% of total sales, Europe 22%, Asia 5%

Gross Margin

The gross margin decreased by 42.5% or $871 thousand to $1.18 million during the first six months of fiscal 2008. The gross profit margin as a percentage of sales was 31%, compared to 48% for the first six months of the previous year. This decrease reflects the increase in costs of our manufactured products as new sources of supply had to be found after disposal of our UK manufacturing facility in May 2007. There were also additional costs of air freighting our shipments to customers from our production facilities in order to meet shipping deadlines.

Operating expenses

Selling and general and administrative expenses for the six month period ended July 31,2008 increased by  $210 thousand or 7% to $3.35 million from $3.14 million a year earlier. The increase is primarily due to selling expenses increase of $156 k and warehousing increase of $ 85 thousand offset by cumulative net decreases in other accounts. Research and development expenses increased to $155 thousand for the quarter, as the Company increased its R&D efforts on commercializing several new products.

Including depreciation of $13 thousand and the foreign exchange loss of $14 thousand, operating losses amounted to $2.36 million compared to losses of $1.17 million for the six month period ended July 31, 2007.

Net interest expense for the period decreased by $83 thousand to $101 thousand compared to $184 thousand in the same period last year due to  lower interest on the convertible notes because of the  conversion of convertible notes the prior year . The accretion of the discount on convertible notes for the six month period $167 thousand compared to $94 thousand was due to an elimination of the discount when the remaining $850 thousand in notes were converted to common shares this quarter. The accretion of discount on the loan receivable went from $89 thousand last period to $35 thousand due to the renegotiation of terms with Epod Solar (see note 8 in Notes to Financial Statements). The renegotiation of these terms led to a gain of $164 thousand on elimination on the discount on the old loan where there was an amortization charge of $618 thousand the prior year’s period. The issuance of the Senior Secured Convertible Debentures (see note 10 in Notes to Financial Statements) this quarter resulted in a discount charge of $ 247 thousand and financing costs of $383 thousand In addition on the warrants included with these debentures there was interest on put warrants of $561 thousand. The difference between the accounting and tax basis of this item resulted in future income taxes of $850 thousand. For the same period last year the company recorded a one time gain on disposition of subsidiary $2.82 million. receivable. After giving effect to these items, the net loss for the six month period ended July 31, 2008 amounted to $4.55 million compared to net earnings of $626 thousand for the corresponding period a year earlier.

The earnings (loss) per Class A share - basic and diluted amounted to ($0.13) on a weighted average of 33,724,100 outstanding shares compared with a gain per share (basic and diluted) of $0.02 on 20,000,000 shares the previous year.

Principal Cash Flows for the Six Month Period Ended July 31, 2008

Operating activities before net change in non-cash working capital items used cash flows of $1.61 million during the period compared to $607 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $183 thousand for the six months ended July 31, 2008 compared to a use of cash of $211 thousand for the first six months ended July 31, 2007. After net changes in non-cash working capital balances, operating activities used net cash flows of $1.43 million, compared with a use of cash of $397 thousand for the corresponding period the previous year.

Financing activities for the six months ended July 31, 2008 generated cash flows of $1.96 million compared to  a $70 thousand usage for the prior year’s period primarily as a result of repayment of bank indebtedness of $1.11 million and issuance of convertible debentures of $3.33 million. Also, discount on convertible debentures of $333 thousand for this period compared to nil for the same period last year. There were common shares issued for $100,000 this period.

Investing activities used cash flows of $440  thousand due to an investment in restricted cash of $1.15 million as a result of the convertible debenture financing offset by the proceeds of the term deposit of $505 thousand. The repayment of the loan receivable of $248 thousand related to an in-kind receipt of goods for this period compared to cash received of $150 thousand in the six months ended July 31, 2007.

The aggregate cash inflows and outflows for the six month period ended July 31, 2008 generated cash flows of $87 thousand compared to usage of $230 thousand for the same period last year. ICP ended the period with cash of $108 thousand  up from $8 thousand as at July 31, 2007.

Financial Position as at July 31, 2008

Total assets amounted to $7.2 million as at July 31, 2008, compared to $6.2 million as at January 31, 2008. The major increase is due to the investment in restricted cash of $1.15 million.

Working capital totaled $3.95 million as at July 31, 2008 for a current ratio of 3.9:1 compared with working capital of $1.86 million as at January 31, 2008 for a current ratio of 1.9:1.

Capital resources and liquidity: The Company will meet its cash requirements on a short term basis through the proceeds of the convertible debenture that will be released in accordance with note 5 (July 31, 2008 Notes to Interim Consolidated Financial Statements). On a long-term basis the company will be looking to raise additional capital by securing financing or issuing common shares.

Liabilities:  The liability component of the convertible notes amounted to nil as at July 31, 2008, compared with $682 thousand at the end of January 31, 2008. Senior Secured Convertible Debentures totaled $246 million, Put Warrants $3.56 million and Future Income taxes $850 thousand, compared to nil for the same period last year.

Shareholders’ equity amounted to $1.2 million, compared to $3.5 million as at January 31, 2008. The decrease is attributable to the net loss for the period of $4.5 million and the increase in paid-in capital of $2.2 million related to issuance of stock options and warrants.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a claim instituted by a former officer for a severance payment of approximately $150,000.  Management believes the claim is without merit and no provision for the claim has been made in the accounts.

The Company has been issued a claim by a former customer for returned merchandise totaling approximately $14,000. No provision for the claim has been made in the accounts.

The Company has been issued a claim for approximately $28,000 for product liability which will be covered through the Company’s product liability insurance.  Accordingly no provision for the claim has been made in the accounts.

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2008.

The conversion of convertible debentures and the exercise of warrants issued in our recent private placement could result in a substantial number of additional shares of our common stock being issued in the event that we fail to achieve certain milestones.

On June 13, 2008, we closed a private placement involving the issuance of (i) 11% senior secured convertible debentures in the Company issued at a 10% discount with an aggregate face value of $3,333,333, convertible into shares of common stock of the Company at an initial conversion price of US $0.50 (subject to adjustment) (the “Debentures”); (ii) 6,666,666 Series A purchase warrants each exercisable to purchase one share of common stock of the Company, at an initial exercise price of US $0.50 per share (subject to adjustment);  (iii) 6,666,666 Series B purchase warrants, each exercisable to purchase one share of common stock of the Company at an initial exercise  price of US $1.00 per share (subject to adjustment) and (iv) 6,666,666 Series C purchase warrants, each exercisable to purchase one share of common stock of the Company at an initial exercise  price of US $1.00 per share warrants (subject to adjustment).

The conversion price for the Debentures and the exercise price for the warrants issued in the private placement are subject to adjustment at a floating rate tied to our achieving certain milestones tied to trailing revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”).  In the event that we fail to achieve these milestones, the conversion price for the Debentures and the exercise for the warrants will be reduced (but not increased) to equal the lesser of (a) the conversion price then in effect, (b) the “market price” (equal to the volume weighted average price of our common stock during the immediately preceding five (5) consecutive trading days) for shares of our common stock, as determined on the applicable milestone date, or (c) the market price, as determined on the date that is five (5) trading days after the date that Company files its next periodic report with the Securities and Exchange Commission following the end of the applicable milestone period.

Holders of convertible debentures and warrants may convert such debentures or exercise such warrants immediately. In addition, we may make payments of interest or principal under the Debentures in the form of shares of common stock; provided, generally, that we are not in default under the Debentures at such time and we have met certain equity conditions described in the Debentures. If we make payments of interest in the form of shares of common stock, such shares must be registered and free-trading. If the Company elects to make principal payments in shares of common stock, the conversion rate will be the lesser of (a) the conversion price then in effect, or (b) 85% of the average of the three (3) lowest closing bid prices of the common shares over the twenty (20) trading day period ending on the trading day ending immediately preceding the applicable monthly redemption date. If we fail to achieve the milestones described above, or if we elect to make payments of principal on the Debentures in the form of shares of our common stock, the outstanding Debentures and warrants will be exercisable for a greater number of shares.  This could decrease the price of our common stock and encourage short selling which, in turn, could produce additional downward pressure on the market price of our common stock.  Any resulting lower market prices could result in further downward adjustment to the prevailing conversion and/or exercise prices described herein, meaning that we could be required to issue an increasingly greater number of shares of our common stock to holders of Debentures and warrants upon conversion or exercise thereof, further depressing the market price for our common stock.

The conversion of the outstanding Debentures and the exercise of outstanding warrants, and any interest or principal payments on the Debentures made by us in the form of shares of common stock, may result in substantial dilution to the interests of other holders of our common stock.  Even though no selling stockholder may convert its Debentures if upon such conversion the selling stockholder, together with its affiliates, would acquire a number of shares of common stock exceeding 4.99% of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon conversion of any portion of the Debentures which have not been converted and upon exercise of warrants which have not been exercised, this restriction does not prevent a selling stockholder from selling a substantial number of shares in the market or from unilaterally choosing to raise the 4.99% limit. By periodically selling shares into the market, an individual selling stockholder could eventually sell more than 4.99% of our outstanding common stock while never holding more than 4.99% at any specific time.  In the event we receive a tender offer or an offer to merge with another entity in a transaction in which we are not the surviving entity, or in the event we are in default under the Debentures, this percentage is automatically increased to 9.99%.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter ended July 31, 2008, to a vote of security holders, through the solicitation of proxies or otherwise.

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

10.8	Form of Intellectual Property Security Agreement, dated June 13, 2008. (3)
10.9	Escrow Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., Platinum Long Term Growth VI, LLC, and Burns & Levinson, LLP. (3)
10.10	Voting Agreement Letter, dated June 13, 2008, issued by Sass Peress to BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC.(3)
10.11	Form of Lockup Agreement, dated June 13, 2008. (3)
10.12	Employment Agreement dated November 6, 2006 between ICP Solar Technologies Inc. and Leon Assayag. (5)
10.13	Employment Agreement dated April 23, 2007 between ICP Solar Technologies Inc. and Sass Peress. (5)
10.14	Employment Agreement dated May 6, 2008 between ICP Solar Technologies Inc. and Sheldon Reinhart. (5)
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (4)
99.2	Disclosure Committee Charter. (4)

(1) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(2) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(3) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 17, 2008.
(4) Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(5)  Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed July 15, 2008.