Form 10-Q
period 2008-10-31
ICP Solar Technologies Inc.
filed 2008-12-15
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒    Quarterly Report PURSUANT Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: October 31, 2008

or

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

Yes ☐            No ☐

APPLICABLE TO CORPORATE ISSUERS:

34,135,995 shares of the issuer’s common shares, par value $.00001 per share, were issued and outstanding as of December 15, 2008.

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at October 31, 2008 and January 31, 2008, related unaudited statements of operations and comprehensive loss, and cash flows for the three and nine months ended October 31, 2008 and 2007 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended October 31, 2008, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2009 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
Expressed in U.S. Funds

Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
Expressed in U.S. Funds

Contents
Balance Sheet	2
Statement of Shareholders' Deficiency	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5 - 6
Notes to Financial Statements	7 - 24

1

ICP Solar Technologies Inc.

Consolidated Interim Balance Sheet
As At
(Unaudited)
Expressed in U.S. Funds

	October 31,	January 31,
	2008	2008

Assets
Current

Cash	$103,112	$20,967
Restricted cash (note 5)	835,796	-
Term deposit	-	505,301
Accounts receivable	1,139,111	873,976
Inventories	2,060,540	2,426,177
Prepaid expenses	13,867	86,898
Current portion of loan receivable	417,771
	4,570,197	3,913,319
Property and Equipment (note 6)	95,764	85,478

Unallocated Purchase Price Difference (note 7)	174,114	-

Investment in EPOD Solar (Wales) Ltd. (note 8)	-	1

Loan Receivable, less unamortized discount of
$74,700 (2008 - $299,842) (note 8)	288,152	2,200,158

Investment in Convertible Debenture (note 8)	967,600	-

	$6,095,827	$6,198,956

Liabilities
Current

Bank indebtedness (note 9)	$-	$1,102,311
Accounts payable and accrued liabilities	1,586,308	920,396
Current portion of government grants payable	24,455	27,036
	1,610,763	2,049,743
Convertible Notes, less unamortized discount of $Nil
(2008 - $167,492)	-	682,508

Senior Secured Convertible Debentures, less unamortized discount of
$2,345,679 (2008 - $Nil) (note 10)	987,655	-
Put Warrants (note 10)	4,026,667	-
Deferred Income Taxes	600,000	-

Contingencies (note 11)
Shareholders' Deficiency
Capital Stock (note 12)	342	328

Additional Paid-In Capital (note 13)	15,675,004	13,105,085

Accumulated Other Comprehensive Loss	(1,001,670)	(798,469)

Accumulated Deficit	(15,802,934)	(8,840,239)
	(1,129,258)	3,466,705
	$6,095,827	$6,198,956

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Interim Statement of Shareholders' Deficiency

For the Nine Month Period Ended October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Loss	Deficit	Deficiency

Balance - January 31, 2008	32,719,445	$328	$13,105,085	$(798,469)	$(8,840,239)	$3,466,705
Common stock issued	566,550	6	145,974	-	-	145,980
Stock-based compensation	-	-	983,673	-	-	983,673
Warrants issued	-	-	262,448	-	-	262,448
Modification of warrants	-	-	160,700	-	-	160,700
Modification of stock options	-	-	167,132	-	-	167,132
Conversion of debentures	850,000	8	849,992	-	-	850,000
Net loss	-	-	-	(203,201)	(6,962,695)	(7,165,896)
Balance - October 31, 2008	34,135,995	$342	$15,675,004	$(1,001,670)	$(15,802,934)	$(1,129,258)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Nine-Month Period
	Ended October 31,		Ended October 31
	2008	2007	2008	2007
Net Sales	$ 1,151,497	$ 1,573,335	$ 4,990,094	$ 5,884,211
Cost of Sales	966,214	1,196,861	3,627,409	3,459,165
Gross Margin	185,283	376,474	1,362,685	2,425,046
	16%	24%	27%	41%

Expenses

Selling, general and administrative	1,273,836	2,077,571	4,630,853	5,216,835
Depreciation	7,759	10,423	21,101	99,598
Research and development	405,823	8,907	561,096	9,170
Foreign exchange loss (gain)	(93,166)	60,020	(79,421)	46,996
	1,594,252	2,156,921	5,133,629	5,372,599

Operating Loss	(1,408,969)	(1,780,447)	(3,770,944)	(2,947,553)

Interest expense	(68,274)	(84,315)	(169,329)	(268,764)
Interest income	341	4,026	5,955	15,326
Forgiveness of loan receivable	-	-	(88,973)	-
Write-down of loan receivable	-	-	-	(229,128)
Accretion of discount on convertible notes	-	(464,768)	(167,495)	(559,051)
Discount on loan receivable	-	-	166,404	(618,658)
Discount on convertible debentures	(740,741)	-	(987,655)	-
Financing costs	-	-	(382,761)	-
Accretion of discount on loan receivable	23,122	125,779	58,761	215,619
Interest expense on put warrant	(466,000)	-	(1,026,667)	-
Gain on disposition of subsidiary	-	-	9	2,818,207
	(1,251,552)	(419,278)	(2,591,751)	1,373,551

Net Loss Before Income Taxes	(2,660,521)	(2,199,725)	(6,362,695)	(1,574,002)
Deferred Income Taxes	(250,000)	-	600,000	-
Net Loss	(2,410,521)	(2,199,725)	(6,962,695)	(1,574,002)
Other Comprehensive Loss
Foreign currency translation adjustment	(203,201)	-	(203,201)	2,250
Comprehensive Loss	(2,613,722)	(2,199,725)	(7,165,896)	(1,571,752)
Basic Weighted Average Number of Shares Outstanding	33,896,040	29,921,981	33,896,040	29,310,704

Basic and Diluted Loss Per Share (note 14)	(0.08)	(0.07)	(0.21)	(0.05)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Nine-Month Period
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007

Funds Provided (Used)

Operating Activities

Net loss	$(2,613,722)	$(2,199,725)	$(7,165,896)	$ (1,574,002)
Depreciation	7,759	10,423	21,101	99,598
Write-down of property and equipment	-	-	-	4,346
Foreign exchange (gain) loss	(93,166)	24,252	(79,421)	11,228
Deferred income taxes	(250,000)	-	600,000	-
Gain on disposal of subsidiary	-	-	(9)	(2,818,207)
Interest expense on put warrant	466,000	-	1,026,667	-
Forgiveness of loan receivable	-	-	88,973	-
Write-down of loan receivable	-	-	-	229,128
Stock-based compensation	282,256	183,961	983,673	337,662
Warrants issued	3,769	789,738	198,598	1,288,939
Modification of warrants	-	-	160,700	-
Modification of stock options	23,400	-	167,132	-
Discount on loan receivable	-	-	(166,404)	618,658
Accretion of discount on loan receivable	(23,122)	(125,779)	(58,761)	(215,619)
Accretion of discount on convertible debenture	740,741	-	987,655	-
Accretion of discount on convertible notes	-	464,768	167,495	559,051
	(1,456,085)	(852,362)	(3,068,497)	(1,459,218)
Changes in non-cash operating elements of working capital	965,524	665,675	1,147,587	876,350
	(490,561)	(186,687)	(1,920,910)	(582,868)

Financing Activities
Bank indebtedness	-	190,138	(1,109,112)	173,134
Issuance of convertible debentures	-	-	3,333,334	-
Discount of convertible debentures	-	-	(333,334)	-
Long-term debt	-	-	-	(187,954)
Loan payable, director	-	-	-	(269,060)
Obligation under capital lease	-	-	-	(49,752)
Government grants payable	(9,643)	-	(42,658)	(96,887)
Common shares issued	-	-	100,000	550,000
Warrants exercised, shares not issued	-	450,000	-	450,000
	(9,643)	640,138	1,948,230	569,481

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Nine-Month Period
	Ended October 31,		Ended October 31,
	2008	2007	2008	2007

Investing Activities
Additions to property and equipment	(3,364)	-	(14,528)	(17,737)
Loan receivable	188,200	-	436,207	150,000
Proceeds from disposition of subsidiary	-	-	10	1
Loan receivable employees	-	-	(11,367)	-
Acquisition of WES Power Technology Inc.	-	-	(25,001)	-
Term deposit	-	(5,671)	505,300	(5,610)
Restricted cash	310,053		(835,796)
	494,889	(5,671)	54,825	126,654

Effect of Foreign Exchange on Cash Balances	-	-	-	104,307
Increase (Decrease) in Cash	(5,315)	447,780	82,145	217,574
Cash, Beginning of Period	108,427	8,303	20,967	238,509
Cash, End of Period	$103,112	$456,083	$103,112	$456,083

See accompanying notes

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

1.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 10 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the years ended January 31, 2008 and 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended October 31, 2008 are not necessarily indicative of the results that may be expected for the year ended January 31, 2009. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2008 and 2007.

2.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported an accumulated deficit of $15,802,934 as at October 31, 2008 ($8,840,239 as at January 31, 2008). To date, these losses have been financed principally through capital stock, long-term debt and debt from related parties. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish contracts with clients. Management anticipates generating revenue through manufacturing and commercializing its products during the next year. The Company has commenced the process of raising additional capital. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

3.

Summary of Significant Accounting Policies (Cont’d)

The FASB issued FSP 133-1 and FIN 45-4, ‘Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP FAS 157-3 was effective for the Company upon issuance on October 10, 2008 and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.

Valuation of the Put Warrant Liability. The valuation of the warrant is determined by the Black-Scholes option pricing model. A warrant liability is determined in accordance with FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). Based on FAS 150, warrants which are determined to be classified as liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

4.

Adoption of New Accounting Standards (Cont’d)

	October 31, 2008		January 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash	$103,112	$103,112	$20,967	$20,967
Restricted cash	835,796	835,796	-	-
Term deposit	-	-	505,301	505,301
Loan receivable	705,923	705,923	2,200,158	2,200,158
Investment in convertible debt	967,600	967,600	-	-
Financial liabilities
Bank indebtedness	-	-	1,102,311	1,102,311
Government grants payable	24,455	24,455	27,036	27,036
Convertible notes	-	-	682,508	682,508
Convertible debentures	987,655	2,408,044	-	-
Put warrants	4,026,667	4,026,667	-	-

	Fair Value Measurement at October 31, 2008 Using
	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unoberservable Inputs

Description	(Level 1)	(Level 2)	(Level 3)

Investment in convertible debenture	$-	$967,600	$-
Convertible notes	-	-	-
Put warrants	-	4,026,667	-

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

4.

Adoption of New Accounting Standards (Cont’d)

The following summarizes the changes in the fair value of the convertible notes for the nine month period ending October 31,2008:

Opening Balance - January 31, 2008		$682,508
Interest accretion		167,492
Conversion of notes tom 850,000 common shares on May 22, 2008		(850,000)
Ending Balance - October 31, 2008	$	Nil

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

The following summarizes the changes in the fair value of the loan receivable for the nine month period ending October 31, 2008:

Opening Balance - January 31, 2008	$2,200,158
Modification of balance due to Second Amendment	(1,416,558)
Discount net of interest accretion	(77,677)
Ending Balance – October 31, 2008	$705,923

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

5.

Restricted Cash

The Company as proceeds of it’s issuance of Senior Secured Convertible Debentures (note 10) has received a portion of the proceeds to be held in Escrow of $1,348,058. The amounts to be disbursed pursuant to the Escrow Agreement dated June 13, 2008 are as follows:

Date of Disbursement	% of Net Amount to be disbursed	Amount to be disbursed
June 19, 2008	15	$202,209
August 1, 2008	23	310,053
November 1, 2008	23	310,053
February 1, 2009	15	202,209
May 1, 2009	3	40,442
August 1, 2009	9	121,329
November 1, 2009	6	80,883
February 1, 2010	6	80,883
		$1,348,058

The amount of cash held in Escrow as at October 31, 2008 is $ 835,796. The cash held in Escrow bears interest at 1.5% per annum.

6.

Property and Equipment

			October 31,	January 31,
			2008	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
Machinery and equipment	$582,322	$538,405	$43,917	$39,658
Furniture and fixtures	142,530	121,161	21,369	18,965
Computer equipment	205,263	174,785	30,478	26,859

	$930,115	$834,351	$95,764	$85,478

On May 9, 2007, property and equipment with a net book value of $399,081 was disposed of as part of the disposition of net assets of U.K. factory as disclosed in note 8.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
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

The total consideration to acquire the net assets of WES, with a book value of $115,118, was $134,831 including transaction costs. The excess consideration paid over the purchase price of $19,713 is accounted for as part of goodwill. Total transactions costs of $25,000 have been included as part of the cost of acquisition.

The assigned values of the assets and liabilities purchased based on our allocation are as follows:

Assets Acquired:

Other current assets	$92,100
Property and equipment	16,855
Unallocated purchase price difference	174,114
Total Assets	$283,069

Liabilities Assumed:
Current liabilities	$96,794
Long-term debt	51,444
Total Liabilities	148,238
Net Assets at Fair Value	$134,831

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
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
October 31, 2008
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

The investment in the convertible debenture ($967,600) has been classified as available for sale and is recorded at its fair value. A fair value has not been allocated to the warrants as it has been determine that their value is nominal. The determination of the fair value of the warrants used insignificant unobservable inputs and therefore would be categorized as a level 2 hierarchy item in note 4.

9.

Bank Indebtedness

The Company paid off its bank indebtedness on June 19, 2008. At that time all security held by the bank was released.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

10.

Senior Secured Convertible Debentures

On June 13, 2008 the Company entered into convertible debenture agreements with investors for amounts totaling $3,333,333. The debentures were issued with a 10% discount. The terms of the debenture require capital repayments to commence November 1, 2008 and will be repaid in 18 equal monthly installments. The convertible debentures bear interest at the rate of 11% per annum and are repayable on June 13, 2010. Interest is payable monthly. The Company may, at its option, elect to pay the interest by the issuance of shares of common stock. The number of shares is to be determined by dividing the amount of the interest payment by $0.50. The full face value of the debentures is convertible into common stock of the Company, at the option of the holders, at a rate of $0.50 per share.

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

The warrants contain a put feature which enables the holder to require the Company to redeem the warrants for cash. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). The fair value of the warrants, $6,256,000 exceeded the notional amount of the convertible debentures net of the 10% discount, as such the excess amount of, approximately $3,256,000 was expensed as interest.

The Black-Scholes Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Black-Scholes Model were as follows:

Expected volatility	82.86%
Contractual life	6 years
Risk-free interest rate	3.73%
Dividend yield	Nil
Fair value of warants	$ 0.469

Substantially all of the assets of the Company have been pledged as security of the convertible notes. As at October 31, 2008, approximately $111,000 of interest has been paid, and $988,000 of the discount on the debt has been accreted.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

10.

Senior Secured Convertible Debentures (Cont'd)

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

The Company has been issued a claim for approximately $28,000 for product liability which will be covered through the Company’s product liability insurance. Accordingly, no provision for the claim has been made in the accounts.

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

12.

Capital Stock (Cont’d)

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

13.

Additional Paid-In Capital

Stock Options

During the third quarter of 2009, the Company recognized $274,179 in stock-based compensation for stock options granted in 2008 (2008 - $1,088,208). As at October 31, 2008, the Company has $594,055 (2008 – 1,521,705) of unrecognized stock-based compensation on these options.

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

This modification will be accounted for by recording, over the vesting period, the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $23,400 in the quarter ending October 31, 2008 and $50,700 will be expensed over the remaining vesting period. The fair value was determined by the Black-Scholes-Merton valuation model using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.38 years
Risk-free interest rate	2.71%
Dividend yield	Nil
Weighted average fair value of options at modification date	$ 0.30

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

13.

Additional Paid-In Capital (Cont’d)

b)

Grant

On February 14, 2008, the Company issued a total of 45,000 stock purchase options to current employees and 190,000 options to current Directors, vesting over a two year period, 25% every six months and vesting on August 14, 2008 respectively. These options have an exercise price of $0.50, and expire on February 14, 2018 with the exception of 100,000 options which expire on August 14, 2018. As a result of the grant, the Company recorded a compensation expense of $5,258 in the quarter ending October 31, 2008, and $7,166 will be expensed over the remaining vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.65 years
Risk-free interest rate	2.81%
Dividend yield	Nil
Weighted average fair value of options at grant date	$ 0.306

On May 6, 2008, the Company issued a total of 75,000 stock purchase options to the CFO, vesting over a two year period, 25% every six months. The options have an exercise price of $0.50 and expire on May 6, 2013. The Company recorded compensation expense of $ 2,818 in the quarter ending October 31,2008 , and will recognize the remaining expense of $16,907 over the vesting period.

The options were accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	76%
Expected life	3.25 years
Risk-free interest rate	4.58%
Dividend yield	Nil
Weighted average fair value of options at grant date	$ 0.376

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

13.

Additional Paid-In Capital (Cont’d)

The following summarizes the Plan position during the period is presented below:

		Weighted
		Average
		Exercise	Weighted Average
	Options	Price	Maturity Period (Years)
Balance – July 31, 2008	1,600,000	$0.50	9.04
Forfeitures	(100,000)	$0.50	8.70
Granted
Balance – October 31, 2008	1,500,000	$0.50	9.06
Options that can be exercised at
October 31, 2008	977,500	$0.50	9.06

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
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

13.

Additional Paid-In Capital (Cont’d)

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

b)

Grant

On February 27, 2008, the Company granted as consulting fees a total of 335,000 common share purchase warrants at $0.50 per share, vesting over a four year period, 20% annually and 20% vesting immediately. The warrants expire on February 27, 2013. As a result of the grant of warrants, the Company recorded a consulting fee expense of $3,769 in the quarter ended October 31, 2008, and $50,250 will be expensed over the remaining vesting period.

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
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

13.

Additional Paid-In Capital (Cont’d)

The warrants accounted for at their fair value as determined by the Black-Scholes-Merton valuation model, using the following assumptions:

Expected volatility	99.5%
Expected life	2.0 years
Risk-free interest rate	2.88%
Dividend yield	Nil
Fair value of warrants at grant date	$ 0.0225

A summary of the activity in the Company's warrants during the period is presented below:

		Weighted
		Average
		Exercise Price
Outstanding, as at January 31, 2008	3,935,000	$0.61
Transactions during the period:
Issued	20,479,998	0.83
Exercised	-	-
Expired	(2,800,000)	0.50

Outstanding, as at October 31, 2008	21,614,998	$0.82

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

13.

Additional Paid-In Capital (Cont’d)

The following table provides additional information with respect to outstanding warrants at October 31, 2008:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
May 18, 2007	May 2012	100,000	$ 0.50
August 21, 2007	August 2009	250,000	1.80
October 25, 2007	October 2009	200,000	1.00
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
June 13, 2008	June 2014	19,998,998	0.83
June 20, 2008	June 2010	480,000	0.50
Balance – July 31, 2008		21,614,998

14.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

15.

Related Party Transactions

Included in selling, general and administrative expenses are $698,338 (2008 - $1,470,854) for options granted to the CEO, CFO, and directors under the 2006 Stock Option Plan.

The above related party transaction has been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
October 31, 2008
(Unaudited)
(Expressed in U.S. Funds)

16.

Subsequent Event

The Company and The Senior Secured Debenture Holders are discussing a possible renegotiation of the terms and conditions of the Debentures and other debt instruments entered on June 13, 2008 .. As part of this discussion on November 5, 2008 the Escrow Agents returned all Escrowed funds (see Note 5) including interest totaling $842,851 on a pro-rata basis to the Debenture Holders. As a result the Escrowed funds are no longer available to the Company.

Pursuant to a letter from BridgePointe dated November 6, 2008, BridgePointe, on its own behalf and on behalf of the other investors Platinum and Gemini, reached an agreement with the Company whereby the parties agreed that if the Company perfects the Purchasers’ security interest in the Company’s foreign patents on or before November 30, 2008, the Purchasers shall have no right to issue default notices alleging a default with respect to such patents that occurred prior to such date. The Company has also reaffirmed its continuing obligations under the Debentures; however, the Purchasers agreed to a moratorium, until November 20, 2008, on the Company’s obligation to pay the "Monthly Redemption Amount" (as defined in the Debentures), retroactive to November 1, 2008.

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

The following information should be read in conjunction with the unaudited consolidated financial statements for the three month and six month period ended October 31, 2008 and 2007 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," "ICP," "we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2007 and 2008 and the first nine months ended October 31, 2008 except for the adoption of FAS 157 (see Note 5 of Consolidated Interim Financial Statements at October 31, 2008).

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

Operating Results for the Three Month Period Ended October 31, 2008

Net Sales

During the third quarter ended October 31, 2008 ICP’s consolidated net sales posted a decrease of 27% or $422 thousand to $1.15 million, down from $1.57 million for the three month period ended October 31, 2007. The decrease in third quarter sales of 2008 is due to the general economic slowdown.

By geographic location, sales in North America accounted for approximately 66% of total sales, Europe 28%, and Asia 7%.

Gross Margin

The gross margin decreased by 51% or $191 thousand from $376 thousand to $185 thousand for the quarter ended October 31,2008. The gross profit margin as a percentage of sales was 16%, compared to 24% the previous year. This decrease reflects the increase in costs of our manufactured products as new sources of supply had to be found after disposal of our UK manufacturing facility in May 2007.

Operating expenses

Selling, general and administrative expenses (SG&A) decreased by 39% or $804 thousand to $1.27 million for the quarter ended October 31,2008 from $2.08 million a year earlier. This decrease was a result of significant decreases in stock based compensation, staff reductions and decreased professional fees. Research and development expenses were $406 thousand for this quarter compared to $9 thousand in the corresponding period a year earlier as the Company increased its R&D efforts on commercializing several new products.

Including depreciation of $8 thousand and foreign exchange gain of $93 thousand, operating losses amounted to $1.41 million compared to losses of $1.78 million for the three month period ended October 31 31, 2007. The decreased loss is due to the lower SG&A expenses this quarter.

Net interest expense for the quarter decreased by $16 thousand to $68 thousand from $84 thousand in the same quarter last year. This decrease is due to lower interest on the convertible notes due to conversion of convertible notes the prior year .The accretion of the discount on convertible notes for the three month period ended October 3, 2007 was $465 thousand compared nil this quarter and was due to an elimination of the discount when the remaining $850 thousand in notes were converted to common shares last quarter. The income resulting from the accretion of discount on the loan receivable was $23 thousand compared to $126 thousand the previous year’s quarter due to the renegotiation of terms with Epod Solar (see note 8 in Notes to Financial Statements). The issuance of the Senior Secured Convertible Debentures (see note 10 in Notes to Financial Statements) last quarter resulted in a discount charge of $ 741 thousand for the quarter ended October 31,2008. In addition on the warrants included with these debentures there was interest on put warrants of $466 thousand. The difference between the accounting and tax basis of this item resulted in a recovery of deferred income taxes of $250 thousand. After giving effect to these items, the net loss for the three month period ended October 31, 2008 amounted to $2.41 million and after the foreign currency translation adjustment a comprehensive loss of $2.61 million compared to the net loss of $2.2 million for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.08 on a weighted average of 33,896,040 outstanding shares for the quarter, compared with a loss per share (basic and diluted) of $0.07 on 29,921,981 shares the previous year.

Principal Cash Flows for the Three Month Period Ended October 31, 2008

Operating activities before net change in non-cash working capital items used cash flows of $1.49 million during the quarter ended October 31,2008 compared to $852 thousand a year earlier. Net changes in non-cash working capital items related to operations generated a source of cash flows in the amount of $965 thousand for the three months ended October 31, 2008 compared to a source of cash of $666 thousand for the third quarter ended October 31, 2007. After net changes in non-cash working capital balances, operating activities used net cash flows of $491 thousand, compared with a use of cash of $187 thousand for the corresponding period the previous year.

Financing activities for this third quarter decreased cash flows of $ 10 thousand compared to a $640 thousand increase in the prior year’s quarter primarily as a result of the exercise of warrants and increase in bank indebtedness.

Investing activities for the third quarter resulted in a source of cash of $495 thousand to a release of $310 thousand of restricted cash and reductions in the loan receivable of $188 thousand. The third quarter ended October 31,2007 had a use of cash of $6 thousand.

The aggregate cash inflows and outflows for the three month period ended October 31, 2008 saw a decrease in net cash flows of $5 thousand compared to an increase of $448 thousand for the same period last year. ICP ended the period with cash of $103 thousand, down $353 thousand from $456 thousand as at October 31, 2007.

Operating Results for the Nine Month Period Ended October 31, 2008

Net Sales

During the nine months ended October 31, 2008, ICP’s consolidated net sales posted a decrease of 15% or $894 thousand to $4.99 million, down from $5.88 million for the nine month period ended October 31, 2007. The reduction in sales reflects the reduction of OEM factory customers and a slowdown and an economic decline seen in all markets during the summer and fall of 2008.

By geographic location for the nine months ended October 31, 2008, sales in North America accounted for approximately 71% of total sales, Europe 23%, Asia 5%

Gross Margin

The gross margin decreased by 44% or $1.06 million to $1.36 million during the first nine months of fiscal 2009. The gross profit margin as a percentage of sales was 27%, compared to 41% for the first nine months of the previous year. This decrease reflects the increase in costs of our manufactured products as new sources of supply had to be found after disposal of our UK manufacturing facility in May 2007. There were also additional costs of air freighting our shipments to customers from our overseas production facilities in order to meet shipping deadlines.

Operating expenses

Selling and general and administrative expenses for the nine month period ended October 31,2008 decreased by $586 thousand or 11% to $4.63 million from $5.22 million a year earlier. This decrease was a result of significant decreases in stock based compensation and reductions in professional fees. Research and development expenses increased to $561thousand for the nine-month period as compared to $9 thousand in charges the prior year. The Company increased its R&D efforts on commercializing several new products which will start generating revenues beginning in the fourth quarter of this fiscal year.

Including depreciation of $21 thousand and the foreign exchange gain of $79 thousand, operating losses amounted to $3.77 million compared to losses of $2.95 million for the nine month period ended October 31, 2007.

Net interest expense for the period decreased by $100 thousand to $169 thousand compared to $269 thousand in the same period last year due to lower interest on the convertible notes because of the conversions of convertible notes. The accretion of the discount on convertible notes for the nine month period was $167 thousand compared to $559 thousand the prior period was due to an elimination of the discount when the remaining $850 thousand in notes were converted to common shares last quarter. The revenue from the accretion of discount on the loan receivable went from $216 thousand last period to $59 thousand due to the renegotiation of terms with Epod Solar (see note 8 in Notes to Financial Statements). The renegotiation of these terms led to a gain of $164 thousand on elimination on the discount on the old loan where there was an amortization charge of $618 thousand the prior year’s period as well as forgiveness on the loan this year of $89 thousand. The issuance of the Senior Secured Convertible Debentures (see note 10 in Notes to Financial Statements) last quarter resulted in a discount charge of $988 thousand and financing costs of $383 thousand In addition on the warrants included with these debentures there was interest on put warrants of $1.03 million. The difference between the accounting and tax basis of this item resulted in deferred income taxes of $600 thousand. For the same period last year the company recorded a onetime gain on disposition of subsidiary $2.82 million. After giving effect to these items, the net loss for the nine month period ended October 31, 2008 amounted to $6.96 million and after the foreign currency translation adjustment a comprehensive loss of $7.17 million compared to a net loss of $1.57 million for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.21 on a weighted average of 33,896,040 outstanding shares compared with a loss per share of $0.05 on 29,310,074 shares the previous year.

Principal Cash Flows for the Nine Month Period Ended October 31, 2008

Operating activities before net change in non-cash working capital items used cash flows of $3.07 million during the nine month period ended October 31, 2008 compared to $1.46 million a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $1.15 million for the nine months ended October 31, 2008 compared to $876 thousand for the first nine months ended October 31, 2007. After net changes in non-cash working capital balances, operating activities used net cash flows of $1.92 million, compared with a use of cash of $583 thousand for the corresponding period the previous year.

Financing activities for the nine months ended October 31, 2008 generated cash flows of $1.95 million compared to $569 thousand for the prior year’s period primarily as a result of repayment of bank indebtedness of $1.11 million and issuance of convertible debentures of $3.33 million. Also, discount on convertible debentures of $333 thousand for this period compared to nil for the same period last year. There were common shares issued for $100 thousand this period and $43 thousand of government grants repaid..

Investing activities generated a $55 thousand source of cash flows this period due to an investment in restricted cash of $836 thousand as a result of the convertible debenture financing offset by the proceeds of the term deposit of $505 thousand. The repayment of the loan receivable of $436 thousand related to an in-kind receipt of goods for this period compared to cash received of $150 thousand in the nine months ended October 31, 2007.when after adjusting for the additions to property and equipment and term deposit resulted in a net source of $ 127 thousand for the nine-month period ended October 31,2007.

The aggregate cash inflows and outflows for the nine month period ended October 31, 2008 generated cash flows of $82 thousand compared to usage of $218 thousand for the same period last year. ICP ended the period with cash of $103 thousand down from $456 thousand as at October 31, 2007.

Financial Position as at October 31, 2008

Total assets amounted to $6.1 million as at October 31, 2008, compared to $6.2 million as at January 31, 2008. The major decrease is a reduction in the Loan receivable which is partially offset by the increase in restricted cash of $836 thousand.

Working capital totaled $2.96 million as at October 31, 2008 for a current ratio of 2.8:1 compared with working capital of $1.86 million as at January 31, 2008 for a current ratio of 1.9:1.

Capital resources and liquidity: The Company will meet its cash requirements on a short term basis through its working capital. On a long-term basis the company will be looking to raise additional capital by securing financing or issuing common shares.

Liabilities: The liability component of the convertible notes amounted to nil as at October 31, 2008, compared with $682 thousand at the end of January 31, 2008. Senior Secured Convertible Debentures totaled $988 thousand, Put Warrants $4.03 million and Future Income taxes $600 thousand, compared to nil for the same period last year.

Shareholders’ deficiency amounted to $1.13 million, compared to $3.46 million of Shareholder’s equity as at January 31, 2008. The decrease is attributable to the comprehensive loss for the period of $7.17 million and the increase in paid-in capital of $2.57 million related to issuance of stock options, warrants, and the conversion of debentures into common shares. ..

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of that date, our disclosure controls and procedures were designed to ensure that the information required to be disclosed in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms were effective.

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

On June 13, 2008, we closed a private placement involving the issuance of (i) 11% senior secured convertible debentures in the Company issued at a 10% discount with an aggregate face value of $3,333,333, convertible into shares of common stock of the Company at an initial conversion price of US $0.50 (subject to adjustment) (the "Debentures"); (ii) 6,666,666 Series A purchase warrants each exercisable to purchase one share of common stock of the Company, at an initial exercise price of US $0.50 per share (subject to adjustment); (iii) 6,666,666 Series B purchase warrants, each exercisable to purchase one share of common stock of the Company at an initial exercise price of US $1.00 per share (subject to adjustment) and (iv) 6,666,666 Series C purchase warrants, each exercisable to purchase one share of common stock of the Company at an initial exercise price of US $1.00 per share warrants (subject to adjustment).

The conversion price for the Debentures and the exercise price for the warrants issued in the private placement are subject to adjustment at a floating rate tied to our achieving certain milestones tied to trailing revenues and earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the event that we fail to achieve these milestones, the conversion price for the Debentures and the exercise for the warrants will be reduced (but not increased) to equal the lesser of (a) the conversion price then in effect, (b) the "market price" (equal to the volume weighted average price of our common stock during the immediately preceding five (5) consecutive trading days) for shares of our common stock, as determined on the applicable milestone date, or (c) the market price, as determined on the date that is five (5) trading days after the date that Company files its next periodic report with the Securities and Exchange Commission following the end of the applicable milestone period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the third quarter ended October 31, 2008, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits

3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (2)
4.2	Form of 11% Senior Secured Convertible Debenture Due June 13, 2010. (3)
10.1	Securities Purchase Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.2	Subsidiary Guarantee, dated June 13, 2008, by ICP Solar Technologies, Inc., 1260491 Alberta, Inc., ICP Solar Technologies, ICP Global Technologies, Inc., and WES Power Technology, Inc. (3)
10.3	Form of Series A Warrant to Purchase Common Stock (3)
10.4	Form of Series B Warrant to Purchase Common Stock (3)
10.5	Form of Series C Warrant to Purchase Common Stock (3)
10.6	Registration Rights Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.7	Security Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., 1260491 Alberta, Inc., ICP Solar Technologies, ICP Global Technologies, Inc., WES Power Technology, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.8	Form of Intellectual Property Security Agreement, dated June 13, 2008. (3)
10.9	Escrow Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., GeminiMaster Fund, Ltd., Platinum Long Term Growth VI, LLC, and Burns & Levinson, LLP. (3)
10.10	Voting Agreement Letter, dated June 13, 2008, issued by Sass Peress to BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC.(3)
10.11	Form of Lockup Agreement, dated June 13, 2008. (3)
10.12	Employment Agreement dated November 6, 2006 between ICP Solar Technologies Inc. and Leon Assayag. (5)
10.13	Employment Agreement dated April 23, 2007 between ICP Solar Technologies Inc. and Sass Peress. (5)
10.14	Employment Agreement dated May 6, 2008 between ICP Solar Technologies Inc. and Sheldon Reinhart. (5)
31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audit Committee Charter. (4)
99.2	Disclosure Committee Charter. (4)

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