Form 10-K
period 2009-01-31
ICP Solar Technologies Inc.
filed 2009-05-01
CIK 1281872

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒    ANNUAL Report UNDER Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Year ended: January 31, 2009

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
Common Stock, $0.00001 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.

Yes  ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of  “large accelerated filer,” “accelerated filer” and “smaller-reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☐            Smaller reporting company ☒

Indicate by check mark whether the Registrant  is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $3,094,000 based on the closing price of $0.19 for the common stock on April 30, 2009.

Number of shares outstanding of the registrant's class of common stock, as of April 30, 2009 was 35,061,995.

The Company recorded revenues of $5,903,196 for its most recent fiscal year ended January 31, 2009.

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

  Our ability to generate enough positive cash flow to pay our creditors;

  Our dependence on key personnel;

  Our need to attract and retain technical and managerial personnel;

  Our ability to execute our business strategy;

  Competition with established leaders in the solar energy industry;

  Our ability to protect our intellectual property and proprietary technologies;

  Costs associated with potential intellectual infringement claims asserted by a third party; Our exposure to product liability claims resulting from the use of our products;

  General economic and capital market conditions, including political and economic uncertainty in various areas of the world where we do business; Our exposure to unanticipated and uncontrollable business interruptions;

  Pricing and product actions taken by our competitors;

  Financial conditions of our customers;

  Customers' perception of our financial condition relative to that of our competitors;

  Reliance upon suppliers and risks of production disruptions and supply and capacity constraints;

  Our dependence on our marketing partners;

  Costs of raw materials and energy;

  Unforeseen liabilities arising from litigation;

  Our ability to successfully complete the integration of any future acquisitions; Our exposure to undisclosed liabilities of the public shell corporation;

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

On May 9, 2007, we sold the controlling interest (85%) in our subsidiary ICP Technologies (UK) Ltd. (Wales) ("ICP UK"), a company which owns and operates a 20,000 square foot manufacturing facility in the United Kingdom which produces amorphous silicon based solar cells that we integrate into various products., to ISE Solar LLC. We completed the sale of the remaining 15% on July 30,2008.

On March 5, 2008, we acquired 100% of the shares of Wes Power Technology Inc., a developer of real-time hybrid (solar and wind) communications monitors and controllers.

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
3. Integrated Building Material Market, and
4. Monitoring equipment

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

ICP's online market is composed of its own online shopping website at www.solarchargers.com , www.sunsei.com and other third party online shopping websites. The third party online shopping websites include Amazon.com, Samsclub.com, Costco.com, Westmarine.com and HomeDepot.com.

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

Order Book

The amount of orders on hand at April 30, 2009 are approximately $710,000.

Intellectual Property and Patent Protection

We plan to aggressively continue to protect our intellectual property and technology by applying for patent protection in the United States and in the most relevant foreign markets in anticipation of future commercialization opportunities. The cost of patents and trademarks are expensed when incurred.

We also rely on trade secrets, common law trademark rights and trademark registrations and intend to protect our intellectual property through non-disclosure agreements, license agreements and appropriate restrictions and controls on the distribution of information.

At present , ICP has the following patents, registered trademarks and designs:

Country	Type	App. No. or Registration No.	Trademark	ICP Status Note
CA	TM	TMA669,469	ISUN	Registered
CA	TM	TMA622,453	ICP GLOBAL TECHNOLOGIES Design	Registered
CA	TM	TMA628,201	Let our power give you freedom	Registered
CA	TM	TMA675,977	ATF	Registered
European Community (OHIM)	TM	App. No. 005441373	SUNSEI	Registered
Australia	TM	App. No. 1,142,137	SUNSEI	Registered
CA	TM	TMA674,928	SUNSEI	Registered
USA	TM	Reg'n No. 3,262,491	SUNSEI	Registered

Country	Type	App. No. or Registration No.	Trademark	ICP Status Note
CA	TM	App. No. 1,333,273	GREENMETER	Registered
US	TM	App. No. 76/690,996	GREENMETER	Pending
European Community (OHIM)	TM	App. No. 006 931 141	GREENMETER	Abandoned
US	TM	App. No. 77/510,653	ISUN	Pending
CA	TM	App. No. 1,393,896	PLUG N’ PLAY	Approved for Advertisement
European Community (OHIM)	TM	App. No. 006 931 109	ISUN	Allowed – Regn Fee paid
US	TM	App. No. 77/510,527	RENEWABLE ENERGY POWER TILE	Pending
US	TM	76/467,624	ICP GLOBAL TECHNOLOGIES & DESIGN	Registered
US	TM	App. No. 78/346,960	ICP SOLAR TECHNOLOGIES & DESIGN	Registered
US	TM	App. No. 78?377,570	SUNSAVER	Registered
US	TM	App. No. 60/519,555	SOLARVENT	Registered
US	TM	App. No. 78/346,476	BATTERY SAVER SE	Registered
US	TM	App. No. 78/331,020	AUTOVENT	Registered
US	TM	App. No. 78/359,160	BATTERY SAVER PLUS	Registered
US	TM	App. No. 76/448,811	TRACTORSAVER	Registered
US	TM	App. No. 78/109,085 (Now 2,839,191)	BATPACK	Registered
US	TM	App. No. 76/039,122 (Now 2,709,752)	SolarPRO plug’n’play (stylized)	Registered
US	TM	App. No. 76/140,194	iSUN (Stylized)	Registered
US	TM	App. No. 76/140,193 (Now 2,575,542)	LET OUR POWER GIVE YOU FREEDOM (Stylized)	Registered
US	TM	App. No. 76/255,870 (Now 2,626,915)	POCKETPV	Registered

Country	Type	App. No. or Registration No.	Trademark	ICP Status Note
US	TM	App. No. 78/147,527 (Now 2,835,615)	THE MOST VERSATILE BATTERY CHARGER IN THE UNIVERSE	Registered
US	TM	App. No. 76/255,869 (Now 2,634,557)	SOLAR BOOSTER	Registered
CA	TM	App. No. 1,081,632	LET OUR POWER GIVE YOUR FREEDOM	Registered
CA	TM	App. No. 537,063/ TMA315,973	FIRST CHOICE – PREMIERE CHOIX	Registered
CA	TM	App. No. 1,076,749/ TMA569,033	Isun & Design	Registered
CA	TM	App. No. 1,147,986/ TMA601,092	THE MOST VERSATILE BATTERY CHARGER IN THE UNIVERSE	Registered
`CA	TM	App. No. 716,424/ TMA435,293	NEVERMISS	Registered
CA	TM	App. No. 712,850/ TMA427,521	SHIATSU	Registered
CA	TM	App. No. 1,136,102 TMA590,567	SOLAR BOOSTER	Registered
CA	TM	App. No. 1,081,631/ TMA589,526	SolarPRO Plug’n’play	Registered
CA	TM	App. No. 1,121,392 TMA591,037	SOLARPAQ	Registered
CA	TM	App. No. 1,131,151/ TMA573,818	BATTPAK	Registered
CA	TM	App. No. TMA602,574	3P	Registered
US	TM	App. No. 2,839,171	BATTPAK	Registered
US	TM	App. No. 2,137,576	NEVERMISS	Registered
UK	TM	App. No. 2,313,930	iSUN & Design	Registered
UK	TM	App. No. 1,271,719	SOLARVENT	Registered

Country	Type	App. No. or Registration No.	Patent	Status
US	P	10 / 710,077 Patent No. 7442077	Modular Cable System for Solar Power Sources	Issued
CDN	P	2,472,548	Solar Panel Having Visual Indicator	Issued
US	P	10/895,956 (Now Pat No. 7,224,286)	Modular Cable System for Solar Powered Sources	Issued.
CDN	P	2,480,366	Photovoltaic Building Elements	Pending.
US	P	11/ 298,663 Patent No. 7501789	Solar Powered Battery Charger with Voltage Regulation Circuit Apparatus	Issued
UK	P	218104.8 Patent No. 2391704	PHOTOVOLT AIC BUILDING ELEMENTS	Issued
EP	P	04761581.0	Solar Panel Having Visual Indicator	Pending
US	P	10/932196	Photovoltaic Building Structure	Pending
CA	P	2,409,465	MODULAR SOLAR BATTERY CHARGER	Issued.
US	P	09/987,93 6 (Now6,650,085)	MODULAR SOLAR BATTERY CHARGER	Issued.
PCT	P	PCT/CA2008/00019	Hybrid Renewable Power Monitor and Data Logger	Filed
	P	516437.1	PHOTOVOLT AIC BUILDING ELEMENTS	Issued.
PCT	P	PCT/CA2008/001794	Integrated Photovoltaic Roof Tile	Pending
PCT	P	PCT/CA2008/001796	Autonomous Hybrid Renewable Energy Controller	Pending
US	P	29/165,690 (NOW D476,950)	Hand portable Battery Pack	Issued
CA	P	101002	Briefcase Solar Power Generator	Issued
US	D	29/165,689 (now D479,191)	Briefcase Solar Power Generator	Issued
US	D	29/165,688 (now D487,884)	Detachable Solar Panel	Issued
US	P	29/062,623 (now D395,279)	Solar Powered Battery Trickle Charger	Issued
US	P	29/176,029	Packaging for a solar panel	Issued
US	D	29/127402	Floating Solar-Powered Fountain	Issued
US	P	07/202,351 (now 4,899,645)	Solar Powered Ventilator	Issued
US	P	60/489,084	Solar Panel Having Visual Indicator	Issued

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

Research and Development

Our immediate goal is to complete the development of our ISUN® solar charger for electronics, our Sunsei Greenmeter®, and our thin film amorphous solar cell which can be seamlessly integrated into roofing lines for homes, buildings and other structures.

In fiscal 2009 R&D expenses were $643,629 (2008-$87,812).

Environmental Regulatory Compliance

We believe that we are fully compliant with environmental regulations of our facility located in Montreal, Quebec.

Employees

As of January 31, 2009, other than our executive officers and directors, we had 12 full time employees.

Sales by Geographic Location

The distribution of the revenue of the Company by geographic location is approximately as follows:

	2008	2007

North America	$4,194,660	$3,984,739
Europe	1,420,247	1,793,133
Asia	295,885	597,711
Africa	-	265,649

ITEM 1A. RISK FACTORS

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

ICP was founded in 1988. Headquartered in Montreal, Canada, ICP operates in the solar energy industry. ICP markets, and sells solar panel based products to the consumer goods, Original Equipment Manufacturers ("OEM") and integrated building materials markets through its distribution channels in over 50 countries. Since inception, we have incurred significant net losses, including a net loss of $ 9,285,469 for the year ended January 31, 2009. As a result of ongoing operating losses, we had an accumulated deficit of $ 18,125,708 as of January 31, 2009. We expect to continue to incur substantial losses for the foreseeable future, and we may never become profitable. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future, which could materially decrease the market value of our common stock. We anticipate that our expenses will increase substantially in the foreseeable future as we seek to:

  develop our distribution network;

  continue to perform research and development to improve existing products and develop new products;

  implement internal systems and infrastructure in conjunction with our growth;

  expand our supplier network, whether domestically or internationally; and

  hire additional personnel.

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

  expand our supplier network, whether domestically or internationally;

  develop our distribution network;

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

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy, and has recently been increasing relative to expected product life. Our current standard product warranty includes a two-year warranty period for defects in material and workmanship and a 10 year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

Risks Related to Our Supply Chain

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share.

We rely on a limited number of third-party suppliers for certain raw materials and components for our products. If we fail to develop or maintain our relationships with our limited suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the current economic environment and credit markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase their costs. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

  we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party's intellectual property rights, which may not be available to us, whetheron reasonable terms or at all; and

  the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

We own 17 registered patents and 5 patents pending, and 41 registered trademarks and 3 trademarks pending.

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

On December 31, 2008 the Company revised the terms and amended the convertible debenture agreements: The outstanding principal and interest at December 31, 2008 of $2,568,425 was revised to 115% or $2,953,688 resulting in recognition of a discount of $385,263.The conversion price was reduced from $0.50 to $0.25. The repayment terms were amended whereby the outstanding principal and interest at May 31, 2009 shall be repaid in 13 equal monthly installments commencing on June 1, 2009.The total number of warrants issued of 53,333,328 and their exercise price were revised as follows;Series A stock purchase warrants to purchase 13,333,332 shares at an exercise price of $0.25 per share,Series B stock purchase warrants to purchase 26,666,664 shares at an exercise price of $0.25 per share,Series C stock purchase warrants to purchase 13,333,332 shares at an exercise price of $0.50 per share

The conversion price for the Debentures and the exercise price for the warrants issued in the private placement are subject to adjustment at a floating rate tied to our achieving certain milestones tied to trailing revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”). In the event that we fail to achieve these milestones, the conversion price for the Debentures and the exercise for the warrants will be reduced (but not increased) to equal the lesser of (a) the conversion price then in effect, (b) the “market price” (equal to the volume weighted average price of our common stock during the immediately preceding five (5) consecutive trading days) for shares of our common stock, as determined on the applicable milestone date, or (c) the market price, as determined on the date that is five (5) trading days after the date that Company files its next periodic report with the Securities and Exchange Commission following the end of the applicable milestone period.

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

The conversion of the outstanding Debentures and the exercise of outstanding warrants, and any interest or principal payments on the Debentures made by us in the form of shares of common stock, may result in substantial dilution to the interests of other holders of our common stock. Even though no selling stockholder may convert its Debentures if upon such conversion the selling stockholder, together with its affiliates, would acquire a number of shares of common stock exceeding 4.99% of our then outstanding common stock, excluding for purposes of such determination shares of common stock issuable upon conversion of any portion of the Debentures which have not been converted and upon exercise of warrants which have not been exercised, this restriction does not prevent a selling stockholder from selling a substantial number of shares in the market or from unilaterally choosing to raise the 4.99% limit. By periodically selling shares into the market, an individual selling stockholder could eventually sell more than 4.99% of our outstanding common stock while never holding more than 4.99% at any specific time. In the event we receive a tender offer or an offer to merge with another entity in a transaction in which we are not the surviving entity, or in the event we are in default under the Debentures, this percentage is automatically increased to 9.99% .

ITEM 2. DESCRIPTION OF PROPERTY

Description of Property

We do not own any real property or any rights to acquire any real property. Our head office is located at 7075 Place Robert-Joncas, Unit 131 Montreal, Quebec, Canada H4M 2Z2. ICP's material property commitments include our lease commitment in Montreal, Quebec, described in the table below.

Location	Term	Square Feet	Monthly Commitment

Montreal, Quebec	March 1, 2006 to Feb 28, 2011	3,878	$2,342.96 [1]
			$2,504.54 [2]

1 Representing the lease commitment from February 1, 2009-February 28, 2009 in $ Canadian dollars (approx $ 1,905 USD).

2 Representing the lease commitment from March 1, 2009- February 28, 2011 in $Canadian $ (approx $2,029 USD).

ITEM 3. LEGAL PROCEEDINGS

Litigation

The Company is involved in litigation and claims which arise from time to time in the normal course of business amounting to approximately $178,000. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted, through solicitation of proxies or otherwise, to a vote of our stockholders during the fourth quarter of the Company’s fiscal year ended January 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common shares are quoted on the Over-The-Counter Bulletin Board (the "OTC Bulletin Board") under the symbol "ICPR". Our shares were first traded on the OTC Bulletin Board in June, 2005. The following table indicates the high and low bid prices of our common stock obtained during the periods indicated:

	For the period ended January 31,2009			For the period ended January 31,2008
	High	Low	High	Low

First Quarter	$1.07	$0.25	$2.46	$2.18
Second Quarter	$0.86	$0.39	$3.35	$2.17
Third Quarter	$0.55	$0.18	$3.14	$1.80
Fourth Quarter	$0.49	$0.11	$2.99	$0.36

The range of high and low price quotes of our common stock as set out in the table above is as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of holders of record of our shares of our common stock, as of February 23, 2009, was 59.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On November 1, 2006, the Board of Directors approved our 2006 Stock Incentive Plan (the "Plan"). On November 7, 2006, majority shareholder approval for the Plan was received. Under the Plan, up to 2,000,000 shares of common stock may be issued upon the exercise of options granted to directors, management, employees and consultants. As of January 31, 2009, options to purchase a total of 1,340,000 shares of our common stock had been granted under the Plan to certain of the Company's employees and directors. See "Executive Compensation".

Equity Compensation Plan Information

	Number of Securities to be issued upon exercise of outstanding options (1)	Weighted- Average Exercise Price of outstanding options	Number of Securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))

Equity Compensation Plans Approved by	1,340,000	$0.50	660,000
Security Holders
Equity Compensation Plans Not Approved	None	None
by Security Holders
Total	1,340,000	$0.50

(1) Amount shown reflects the forfeiture of options to purchase 877,500 shares of our common stock by former employees. Pursuant to the terms of the Plan, these shares will be available for re-issuance in connection with future option grants.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Sale of Unregistered Securities

There were no sales of unregistered securities during the year ended January 31, 2009.

ITEM 6-SELECTED FINANCIAL DATA

Selected Consolidated Annual Information
(in thousands of $, except per-share amounts)

	Fiscal Years Ended January 31,
	2009	2008

Revenues	5,903	6,541
Gross margin	1,394	2,166
Expenses	5,772	7,514
Operating Loss	(5,087)	(5,556)
Net earnings (loss)	(9,285)	(4,222)
Earnings (loss) per Class A share
(basic and diluted)	(0.28)	(0.14)
Weighted average number of Class A shares outstanding (in thousands)	34,091	30,149
Cash dividends paid on Class A shares	-	-

Balance Sheet Data (as at January 31)

	2009	2008

Total assets	2,531	6,199
Shareholders' (deficit) equity	(2,973)	3,467
Total interest-bearing debt (1)	172	1,812
Cash and short-term investments	194	526

(1) Including long-term debt and its current portion, bank advances and loans, interest bearing portion of director's loan payable, government grants, capital lease obligations and their current portion as well as convertible notes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Basis of Presentation

This MD&A on the Company's operating results and cash flows for the fiscal years ended January 31, 2009 and January 31, 2008 as well as its financial position at January 31, 2009, should be read in conjunction with the consolidated financial statements and accompanying notes contained in this report.

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

Our plan of operation for the next twelve months is to engage in our R&D, marketing and sales efforts. We plan to expand our current distribution depth within the markets of North America, Europe and Japan for our consumer goods segment through the marketing of our internal brand Sunsei ®, as well as licensed brand Coleman®.

Our immediate goal is to market our ISUN® solar charger for electronics and our Sunsei Greenmeter® . We can provide no assurances that commercialization of these products will be successfully achieved.

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

Off-Balance Sheet Arrangements

During the fiscal year ended January 31, 2009, the Company had no off-balance sheet arrangements.

29-

Sale of 100% of shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the “Agreement”) with ISE LLC (“ISE”). Under the terms of the Agreement, the Company sold 85% of the shares of ICP UK (name changed to Epod Solar (Wales) Ltd. ("EPOD") on June 26, 2007) for an aggregate amount of $3,000,000. On May 10, 2007, the Company and ISE signed an Amendment to the Agreement, revising the modalities of payment. These modalities were subsequently changed on April 18, 2008, when the Company and ISE signed a second Amendment to the Agreement (“Second Amendment”), and the remaining 15% interest of the Company in EPOD was transferred to ISE for $10 on July 30, 2008. Based on the Second Amendment, ISE is to pay the Company an amount equivalent to $3,000,000 as follows:

a)	$150,000 was paid upon signing of the original Agreement and $350,000 in kind in the form of solar panels;

b)	An additional $150,000 upon signing the Second Amendment and $19,827 in kind in the form of solar panels;

c)	The outstanding balance of the loan is forgiven by $88,973;

The remaining amount due to ICP Solar Technologies Inc. of $2,241,200 has the following terms:

i)

$1,060,600, non-interest bearing, shall be paid in cash on a monthly basis of $40,000 per month commencing on the Second Amendment date until the balance is fully paid. This loan has been discounted to a fair value of $927,162 based on an effective interest rate of 12%. As at January 31, 2009, $78,947 of the discount has been amortized. The loan has been written down to $Nil because no repayments have been made neither in cash or in-kind since May 2008 and collectability was not assured.

ii)

The Company shall participate in EPOD's convertible debenture financing round and receive 1,180 units in lieu of the remaining $1,180,000 CDN owing. Each unit consists of a $1,000 face value 12% convertible debenture and 667 warrants.

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

The investment in the convertible debenture value of $967,600 has been written down to $1.00 due to the uncertainty in the initial public filing referred to above. A fair value has not been allocated to the warrants as it has been determine that their value is nominal. The determination of the fair value of the warrants used insignificant unobservable inputs and therefore would be categorized as a level 2 hierarchy item in note 4.

Both the convertible debenture and the loan receivable have been assigned to the Senior Secured Convertible Debenture holders (note 12).

Going Concern

These consolidated financial statements for the fiscal year ended January 31, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of January 31, 2009, the Company had an accumulated deficit of $18,125,706, working capital of $589,136 and cash and cash equivalents of $193,517. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. Subsequent to year end, the Company entered into an agreement to factor its accounts receivable to a financial institution for up to $720,000 (note 22). The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. The Company’s expected increased margin, reduced expenses and increased sales due to new product releases and pending licensing deals should lead to profitability in fiscal 2010. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments that may result from the outcome of this uncertainty

Compliance with Generally Accepted Accounting Principles

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

Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB shipping point or FOB destination, based upon terms established with the customer where persuasive evidence of an arrangement exists and where collectability is reasonably assured. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates. There are no further obligations on the part of the Company subsequent to revenue recognition except for product warranty and returns from the Company's customers. The Company does accept returns of products, if properly requested, authorized, and approved by the Company. The Company records an estimate of returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

Product Warranty

The Company's current product warranty includes a ten year, up to a lifetime warranty period for defects in materials, workmanship and power performance. Accruals for product warranties are recorded at the time of shipment of products to customers. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its products warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual historical experience. As at January 31, 2009, the total provision for warranties amounted to approximately $51,000 (2007 - $63,000).

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

Sales Taxes

The Company presents taxes collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.

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

Management considers an allowance for doubtful accounts is not required to cover any exposure to loss in its January 31, 2009 and January 31, 2008 accounts receivable.

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

Intangible property

Intangible property is amortized on a straight-line basis over 36 months.

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

Valuation of the Put Warrant Liability

The valuation of the warrant is determined by the binomial method. A warrant liability is determined in accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Based on FAS 150, warrants which are determined to be classified as liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments and hedging activities.

The FASB issued FSP 133-1 and FIN 45-4, ‘Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective for the Company upon issuance on October 10, 2008 and the adoption did not have a material impact on the Company’s

Consolidated Financial Statements.

The FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

Recently Issued Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

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

The FASB issued FSP FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. This EITF considers whether all of the provisions of Statement 141(R) and Statement 160 should be applied when accounting for an equity method investment. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. This issue discusses how defensive intangible assets should be accounted for subsequent to their acquisition, including the estimated useful life that should be assigned to such assets. This EITF is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The EITF issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary”. This Issue addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary, is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of Statement 133 or being within the scope of Issue 00-19. This EITF is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

Operating Results for the Fiscal Year Ended January 31, 2009

Net Sales

During the fiscal year ended January 31, 2009, ICP's consolidated net sales decreased by 10% or $ 638 thousand to $5.9 million, down from $6.5 million for the year ended January 31, 2008. As sales programs are established with customers up to a year in advance, the lack of funding in fiscal 2008 resulted in reduced inventory supply available for fiscal 2009. Consequently, the related production and delivery delays resulted in a loss of orders in the first three quarters of the year. The Company also stopped selling certain industrial panels due to availability that accounted for around 10% of our 2008 sales. The Company expects sales to increase in fiscal 2010 due to new products being released and new licensing deals.

Sales to one customer (West Marine) amounted to approximately 12% (13% in 2008) of total sales. Outstanding accounts receivable for this customer as at January 31, 2009 accounted for approximately 18% (5% in 2008) of total accounts receivable.

ICP's business is subject to certain seasonal cycles, especially during the summer period corresponding to the part of the second quarter and part of the third quarter, traditionally the slowest of the Company's fiscal year, and the month of December as a result of the end-of-year holidays.

By geographic location, sales in North America accounted for approximately 71% (60% in 2008) of total sales, Europe 24% (27% in 2008), Asia 5% (9% in 2008) and Africa nil (4% in 2008).

Gross Margin

The gross margin decreased by 38% or $832 thousand to $1.3 million. The gross profit margin as a percentage of sales was to 23%, compared to 33% the previous year. This decrease reflects lower sales as explained above, increased purchase cost of materials due the increase in foreign exchange, as well as material and labour cost coupled with the inability to increase sales prices proportionately due to previous sales commitments.

Operating expenses

Selling and general and administrative expenses decreased by 1.8 million to $5.7 million from $7.5 million a year earlier. Total stock based compensation paid to employees, directors and consultants decreased from $2.7 million in 2008 to $1.8 million in 2009, a decrease of $931 thousand. Excluding the effects of the issued options and warrants expense and the expense related to the modification, selling, general and administrative expenses decreased by a further $839 thousand.

This decrease reflects a decrease in selling expenses of $202 thousand, a decrease in administrative expenses of $253 thousand, a decrease in professional fees $236 thousand, and a decrease in operating expenses of approximately $148 thousand. The company expects further overhead reductions in fiscal 2010 although not as much as was achieved in 2009.

Research and development expenses were $643 thousand for the year compared to $88 thousand in the corresponding period a year earlier as the Company increased R&D efforts relating to metering and monitoring, and hand-held portable solar charger development.

Including depreciation of $82 thousand and the gain on foreign exchange of $77 thousand, operating losses amounted to $5.09 million compared to losses of $5.56 million for the corresponding period a year earlier.

Net Interest expense amounted to $274 thousand during the fiscal year compared to $277 thousand for the corresponding period a year earlier. The decreased of $3 thousand results from the conversion during the year of $850,000 of convertible notes to common shares and the issuance of 3.3 million in senior secured convertible debentures detailed further in note 12 of the accompanying Financial Statements.

The issuance of the senior secured convertible debentures (detailed in Note 12 of the accompanying Financial Statements) resulted in financing costs of $383 thousand, a discount of 1.61 million and $600 thousand interest expense on put warrants in addition to the interest expense on the debentures disclosed previously. The modification of the debenture agreement on December 31, 2008 (see Note 12) resulted in a gain of $603 thousand. The renegotiation of the payment terms on the sale of 100% of ICP UK (see Note 9 of the accompanying FS) resulted in a forgiveness of loan of $89 thousand, an accretion of loan discounts(income)of $89 thousand and a write down of 1.92 million. There was also a discount on convertible notes of $166 thousand charged during the year.

After giving effect to these items the net loss for the year ended January 31, 2009 amounted to $9.3 million compared to a net loss of $4.2 million for the fiscal year ended January 31, 2008.

The loss per Class A share (basic and diluted) amounted to $0.28 on a weighted average of 34,090,717outstanding shares, compared with a loss per share of $0.14 on 30,148,509 shares the previous year. The increased weighted average number of outstanding shares is due to the Class A share issues in connection with the exercise of warrants, as consideration for the acquisition of Wes Power Technology Inc. (Note 8 of the accompanying Financial Statements) , conversion of convertible notes, conversion of senior secured convertible notes and payment of consulting fees to a supplier and director as explained in further detail in note 15 (Common Stock) accompanying the consolidated financial statements contained in this Annual Report.

Income Taxes

There were no income taxes for the year ended January 31, 2009 (see Note 17 in the accompanying Financial Statements).

Principal Cash Flows for the Fiscal Year Ended January 31, 2009

Operating activities before net change in non-cash working capital items used cash flows of $3.92 million in 2009 compared to $2.83 million a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $2.14 million for the fiscal year compared to $1.45 million used in 2008. After net change in non-cash working capital balances, and foreign exchange loss of $207 thousand, operating activities used net cash flows of $1.99 million, compared with $1.38 million the previous year. This increase in use of cash relates primarily to the net loss incurred during 2009 after adjusting for non-cash items.

Financing activities provided cash flows of $1.28 million in 2009, primarily as a result of receipt of funds for the issuance of approximately net $3.1 million convertible debentures. In addition, the Company repaid bank indebtedness of $1.1 million, $943 thousand of convertible debentures and government grants of $50 thousand while issuing common shares for $277 thousand. Financing activities provided for $1.03 million of cash-flows in 2008.

Investing activities generated cash flows of $891 thousand in 2009, primarily from the receipts of $500 thousand term deposit and $436 thousand loan receivable related to the sale of the UK factory, offset by additions to property and equipment of $15 thousand, the acquisition of Wes Power Technology Inc. for $25 thousand and repayments of employee loans of $12 thousand. In 2008, investing activities generated $132 thousand of cash-flows.

After also deducting the $8 thousand exchange loss on cash denominated in foreign currency, aggregate cash inflows and outflows for fiscal 2008 provided net cash flows of $173 thousand. ICP ended fiscal 2009 with cash of $193,517, an increase from $20,967 as at January 31, 2008.

Financial Position as at January 31, 2009

Total assets amounted to $2.5 million as at January 31, 2009, a decrease of $3.7 million compared to $6.2 million as at January 31, 2008. Reflected in this $3.7 million decrease are a decrease in loan receivable related to the sale of the UK factory in 2008 (Note 9 in the accompanying Financial statements) shown as Loan Receivable of $2.2 million. The balance of the decrease is explained by the decrease in term deposit of $505 thousand, decrease in trade accounts receivable of $251 thousand, decrease in inventory of $934 thousand, a decrease of $74 thousand in prepaid expenses which is offset by increases in cash of 172 thousand, fixed assets of $3 thousand and intangible property of of $121 thousand..

Working capital totaled $417 thousand as at January 31, 2009 for a current ratio of 1.2:1 compared with working capital of $1.9 million as at January 31, 2008 for a current ratio of 1.9:1.

The company had cash on hand at January 31, 2009 of $ 194K. Due to the seasonal nature of the business this is a low point in the company’s sale cycle and as sales increase and with the company’s improved gross margin cash should increase over the company’s next two quarters which are historically higher. The company expects increased revenues in fiscal 2010 due to new product releases and new licensing deals. This will help generate cash from operating activities.

The liability component of the convertible notes amounted to nil as at January 31, 2009, this $683 thousand decrease from January 31, 2008 reflects the conversion during the fiscal year of all the remaining face value of the notes totaling $850 thousand. During the year the Company issued senior secured convertible debentures with a face value of $3.33 million (see Note 12 to the accompanying financial statements). At January 31, 2009 these debentures were being carried at $172 thousand (including an unamortized discount of $2.7 million), in addition 53 million put warrants were issued to the convertible debenture holders in connection to the financing having a value of $3.6 million at January 31,2009. Interest-bearing debt (consisting of senior secured convertible debentures, convertible notes, and bank indebtedness) amounted to approximately $172 thousand as at January 31, 2009 down from $1.8 million as at January 31, 2008.

In accordance with its senior secured convertible debenture agreement , the Company is required to comply with revenues greater than $1.5 million for the fiscal quarter ended April 30,2009 and revenues greater than $2 million and EBITDA greater than ($125) thousand for the fiscal quarter ended July 31,2009. In addition, accounts payable must remain less than $1.75 million from now until the maturity date of June 13, 2010. As at January 31, 2009, the Company was in compliance with these covenants and based on current company information and projections it appears that the company will be able to meet these covenants for the next year.

Shareholders’ (deficiency) equity amounted to ($3.04) million as at January 31, 2009, compared to $3.5 million as at January 31, 2008. The decrease is attributable to the net loss for the period of $9.3 million, foreign currency translation adjustment of ($207) thousand, the conversion of notes of $850 thousand, the issuance of common stock of $323 thousand, the increase in paid-in capital of $1.9 million related to issuance of stock options and warrants.

Other Contractual Commitments

Minimum lease payments, exclusive of occupancy and escalation charges, under an operating lease expiring in 2012, are approximately as follows:

2010	$23,000
2011	23,000
2012	2,000

During the fiscal year ended January 31, 2009, the Company incurred rental expenses amounting to approximately $26,000 (2007 - $25,000).

In accordance with a royalty agreement terminating in 2012, the Company is committed to annual minimum advertising expenditures and royalty fees, totaling as follows:

2010	$128,000
2011	128,000
2012	128,000

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our products. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our products on favorable terms, or at all, and thus lower demand for our products, reduce revenue and adversely impact our operating results.

Convertible Debt

The fair market value of our 11% senior secured convertible debentures are subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented approximately 24%, and 27% of our total revenue for fiscal 2009 and 2008, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ICP Solar Technologies Inc.

Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

RSM Richter LLP
Chartered Accountants
Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

ICP Solar Technologies Inc.
Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

Contents

Report of Independent Registered Public Accounting Firm	1
Balance Sheets	2 - 3
Statements of Shareholder's Deficiency	4
Statements of Operations and Comprehensive Loss	5
Statements of Cash Flows	6 - 7
Notes to Financial Statements	8 - 36

RSM Richter S.E.N.C.R.L./LLP
Comptables agréés
Chartered Accountants
2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
ICP Solar Technologies Inc.

We have audited the accompanying consolidated balance sheets of ICP Solar Technologies Inc. as at January 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly in all material respects, the financial position of the Company as at January 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States. We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting at January 31, 2009 included in Item 9A (T) of the 10-K filing and, accordingly, we do not express an opinion thereon.

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

[signed] RSM Richter LLP 1
Chartered Accountants
Montreal, Quebec
April 30, 2009
1CA auditor permit no15522

ICP Solar Technologies Inc.
Consolidated Balance Sheets
As at January 31, 2009
(Expressed in U.S. Funds)

	January 31,	January 31,
	2009	2008
Assets

Current

Cash	$193,517	$20,967
Term deposit	-	505,301
Accounts receivable (note 5)	622,981	873,976
Inventories (note 6)	1,492,808	2,426,177
Prepaid expenses	12,941	86,898
	2,322,247	3,913,319
Property and Equipment (note 7)	88,030	85,478
Intangible, net of accumulated amortization of $53,200 (2008 - $Nil) (note 8)	120,914	-
Investment in EPOD Solar (Wales) Ltd. (note 9)	-	1
Loan Receivable, net of $ 952,729 write- down (2008 - $Nil) (note 9)	-	2,200,158
Investment in Convertible Debenture, net of $967,599 write-down (2008 - $Nil) (note 9)	1	-

	$2,531,192	$6,198,956

See accompanying notes

Approved on Behalf of the Board

___________________________

___________________________

	January 31,	January 31,
	2009	2008
Liabilities

Current
Bank indebtedness (note 10)	$-	$1,102,311
Accounts payable and accrued liabilities	1,648,019	920,396
Put option liability (note 11)	67,555	-
Government grants payable	17,533	27,036
Senior secured convertible debentures, less unamortized discount of $2,708,934 (2008 - $Nil) (note 12)	171,517	-
	1,904,624	2,049,743
Convertible Notes, less unamortized discount of $Nil (2008 - $167,492)	-	682,508
Put Warrants (note 12)	3,600,000	-
Commitments (note 13)
Contingencies (note 14)

Shareholders' Deficiency
Capital Stock (note 15)	351	328
Additional Paid-In Capital (note 16)	16,157,548	13,105,085
Accumulated Other Comprehensive Loss	(1,005,625)	(798,469)
Accumulated Deficit	(18,125,706)	(8,840,239)
	(2,973,432)	3,466,705
	$2,531,192	$6,198,956
See accompanying notes

ICP Solar Technologies Inc.
Consolidated Statements of Shareholders' Equity (Deficiency)
For the Years Ended January 31,
(Expressed in U.S. Funds)

				Accumulated
			Additional	Other			Total
	Capital Stock		Paid-In	Comprehensive	Accumulated		Shareholders'
	Shares	Amounts	Capital	Loss	Deficit		Deficiency

Balance - January 31, 2007	29,000,000	$290	$6,482,923	$(800,719)	$(4,617,501)		$1,064,993
Common stock issued	3,719,445	38	3,849,961	-	-		3,849,999
Stock-based compensation	-	-	1,088,828	-	-		1,088,828
Warrants issued	-	-	1,400,173	-	-		1,400,173
Modification of warrants	-	-	283,200	-	-		283,200
Foreign currency translation	-	-	-	2,250	-		2,250
Net loss	-	-	-	-	(4,222,738)		(4,222,738)

Balance - January 31, 2008	32,719,445	$328	$13,105,085	$(798,469)	$(8,840,239)		$3,466,705
Common stock issued	1,492,550	15	322,965	-	-		322,980
Stock-based compensation	-	-	1,262,057	-	-		1,262,057
Warrants issued	-	-	266,217	-	-		266,217
Modification of warrants	-	-	160,700	-	-		160,700
Modification of stock options	-	-	190,532	-	-		190,532
Conversion of debentures	850,000	8	849,992	-	-		850,000
Foreign currency translation	-	-	-	(207,156)	-		(207,156)
Net loss	-	-	-	-	(9,285,467)		(9,285,467)

Balance - January 31, 2009	35,061,995	$351	$16,157,548	$(1,005,625)	$(18,125,706)	$	(2,973,432)

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended January 31,
(Expressed in U.S. Funds)

	2009	2008

Net Sales	$5,903,196	$6,541,232
Cost of Sales	4,569,435	4,375,063
Gross Margin	1,333,761	2,166,169

Expenses

Selling, general and administrative	5,772,124	7,513,739
Depreciation and amortization	82,034	109,661
Research and development	643,629	87,812
Foreign exchange loss (gain)	(76,832)	10,484
	6,420,955	7,721,696

Operating Loss	(5,087,194)	(5,555,527)

Interest expense	(287,420)	(299,352)
Interest income	13,008	22,077
Forgiveness of loan receivable	(88,973)	-
Write-down of loan receivable and convertible debenture	(1,920,328)	(229,128)
Accretion of discount on convertible notes	(167,495)	(586,163)
Discount on loan receivable	166,404	(644,619)
Discount on convertible debentures	(1,612,390)
Gain on modification of convertible debenture (note 12)	602,726	-
Financing costs	(382,761)
Accretion of discount on loan receivable	78,947	344,767
Interest expense on put warrant	(600,000)	-
Gain on disposition of subsidiary	9	2,818,207
	(4,198,273)	1,425,789
Net Loss Before Income Taxes	$(9,285,467)	$(4,129,738)
Income Taxes (note 17)	-	93,000
Net Loss	$(9,285,467)	$(4,222,738)
Other Comprehensive Loss
Foreign currency translation adjustment	(207,156)	2,250
Comprehensive Loss	$(9,492,623)	$(4,220,488)
Basic Weighted Average Number of Shares Outstanding	34,090,717	30,148,509

Basic and Diluted Loss Per Share (note 19)	(0.28)	(0.14)

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Statements of Cash Flows
For the Years Ended January 31,
(Expressed in U.S. Funds)

	2009	2008

Funds Provided (Used)

Operating Activities

Net loss	$(9,285,467)	$(4,222,738)
Depreciation and amortization	82,034	109,661
Interest expense on convertible notes	-	200,000
Write-down of property and equipment	-	4,346
Foreign exchange (gain) loss	(76,832)	10,484
Gain on disposal of subsidiary	(9)	(2,818,207)
Interest expense on put warrant	600,000	-
Forgiveness of loan receivable	88,973	-
Write-down of loan receivable and convertible debenture	1,920,328	229,128
Stock-based compensation	1,262,057	1,088,828
Warrants issued	202,367	1,400,173
Modification of warrants	160,700	283,200
Modification of stock options	190,532	-
Discount on loan receivable	(166,404)	644,619
Accretion of discount on loan receivable	(78,947)	(344,767)
Accretion of discount on convertible debenture	1,612,390	-
Gain on modification of convertible debenture	(602,726)	-
Accretion of discount on convertible notes	167,495	586,163
	(3,923,509)	(2,829,110)
Changes in non-cash operating elements of working capital (note 18)	2,139,550	1,448,311
Foreign exchange	(207,156)	2,250
	(1,991,115)	(1,378,549)

Financing Activities

Bank indebtedness	(1,109,112)	(57,378)
Issuance of convertible debentures	3,824,134	-
Discount of convertible debentures	(718,598)	-
Repayment of convertible debentures	(942,851)	-
Long-term debt	-	(190,204)
Loan payable, director	-	(577,036)
Obligation under capital lease	-	(49,752)
Government grants payable	(49,581)	(96,887)
Common shares issued	277,000	2,000,000
	1,280,992	1,028,743

ICP Solar Technologies Inc.

Consolidated Statements of Cash Flows
For the Years Ended January 31,
(Expressed in U.S. Funds)

	2009	2008

Investing Activities
Additions to property and equipment	$(14,527)	$(17,737)
Loan receivable	436,207	150,000
Proceeds from disposition of subsidiary	10	1
Loan receivable from employees	(11,367)	-
Acquisition of WES Power Technology Inc.	(25,001)	-
Term deposit	505,300	-
	890,622	132,264
Effect of Foreign Exchange on Cash Balances	(7,949)	-
Increase (Decrease) in Cash	172,550	(217,542)
Cash - Beginning of Year	20,967	238,509
Cash - End of Year	$193,517	$20,967

See accompanying notes

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

1. Basis of Presentation

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

2. Going Concern

These consolidated financial statements for the fiscal year ended January 31, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of January 31, 2009, the Company had an accumulated deficit of $18,125,706, working capital of $589,136 and cash and cash equivalents of $193,517. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. Subsequent to year end, the Company entered into an agreement to factor its accounts receivable to a financial institution for up to $720,000 (note 22). The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in accordance with United States Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful accounts, inventory provision, recovery of deferred income taxes, recoverability of loan receivable and investment in convertible debenture, impairment of long-lived assets, stock-based compensation costs, determination of the fair value of the warrants issued and the resulting impact on the allocation of the proceeds between the shares and warrants. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue from product sales at the time of passage of title and risk of loss to the customer either at FOB shipping point or FOB destination, based upon terms established with the customer where persuasive evidence of an arrangement exists and where collectability is reasonably assured. The Company's selling price to its customers is a fixed amount that is not subject to refund or adjustment and is not contingent upon additional rebates. There are no further obligations on the part of the Company subsequent to revenue recognition except for product warranty and returns from the Company's customers. The Company records an estimate of returns and records the provision for the estimated amount of such future returns, based on historical experience and any notification the Company receives of pending returns.

Product Warranty

The Company's current product warranty includes a ten year, up to a lifetime warranty period for defects in materials, workmanship and power performance. Accruals for product warranties are recorded at the time of shipment of products to customers. The Company accrues a provision for estimated future warranty costs based upon the historical relationship of warranty claims to sales. The Company periodically reviews the adequacy of its products warranties and adjusts, if necessary, the warranty percentage and accrued warranty reserve for actual historical experience. As at January 31, 2009, the total provision for warranties amounted to approximately $51,000 (2008 - $63,000).

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

Sales Taxes

The Company presents taxes collected from customers and remitted to government authorities on a net basis in the consolidated statements of operations.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

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

The Company uses the Black Scholes option pricing model which requires the input of subjective assumptions. These assumptions, including estimating the length of time option holders will retain their stock options before exercising them (“the expected term”), the expected volatility of the Company’s common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). The amount of stock-based compensation recognized in the consolidated statements of operations could be materially different under different assumptions.

Accounts Receivable

The majority of the Company's accounts receivable are due from companies in the retail, mass merchant and OEM industries. The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. The Company does not believe that it is exposed to an unusual level of customer credit risk (note 5). Management considers an allowance for doubtful accounts is not required to cover any exposure to loss in its January 31, 2009 and January 31, 2008 accounts receivable.

Investment Tax Credits

Investment tax credits relating to qualifying expenditures are recognized in the accounts at the time at which the related expenditures are incurred and there is reasonable assurance of their realization. Management has made estimates and assumptions in determining the expenditures eligible for investment tax credits claimed.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
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

Intangible

The intangible is comprised of intellectual property which is amortized on a straight-line basis over 36 months.

Impairment of Long-Lived Assets

Long-lived assets, comprising property and equipment and intangible, that are held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

Income Taxes

The Company accounts for income taxes in accordance with SFAS 109, "Accounting for Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company is currently subject to a four year statute of limitations by major tax jurisdictions. The Company and its subsidiaries file income tax returns in Canada and the United States.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

Valuation of the Put Warrant Liability

The valuation of the warrant is determined by the Black-Scholes option pricing model. A warrant liability is determined in accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). Based on FAS 150, warrants which are determined to be classified as liabilities are marked-to-market at each reporting period, with a corresponding non-cash gain or loss charged to the current period.

Foreign Currency

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("FAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments and hedging activities.

The FASB issued FSP 133-1 and FIN 45-4, ‘Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161”. This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently evaluating the impact of this statement on its consolidated financial statements.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

Recently Issued Accounting Pronouncements

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”), which clarifies the application of FAS 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with FAS 157. FSP FAS 157-3 was effective for the Company upon issuance on October 10, 2008 and the adoption did not have a material impact on the Company’s consolidated financial statements.

The FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont'd)

Recently Issued Accounting Pronouncements

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

The FASB issued FSP FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. This EITF considers whether all of the provisions of Statement 141(R) and Statement 160 should be applied when accounting for an equity method investment. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

3. Summary of Significant Accounting Policies (Cont’d)

Recently Issued Accounting Pronouncements

The EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. This issue discusses how defensive intangible assets should be accounted for subsequent to their acquisition, including the estimated useful life that should be assigned to such assets. This EITF is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

The EITF issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary”. This Issue addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary, is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of Statement 133 or being within the scope of Issue 00-19. This EITF is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of this Statement on its consolidated financial statements.

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

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

4. Adoption of New Accounting Standards

Fair Value Measurements

FAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted FAS 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements. The Company is currently evaluating the potential impact of the application of FAS 157 on the non-financial assets and liabilities found on its consolidated financial statements.

FAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. FAS No. 157 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to FAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following summarizes the changes in the fair value of the convertible notes for the year ended January 31, 2009:

Opening Balance - January 31, 2008		$682,508
Interest accretion		167,492
Conversion of notes to 850,000 common shares on May 22, 2008		(850,000)

Ending Balance – January 31, 2009	$	Nil

The loan receivable uses significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the loan receivable is calculated by discounting the stream of future receipts of interest and principal at the prevailing market rate for a similar receivable. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in the credit risk of the lender. The loan receivable is recorded at fair value on a non recurring basis.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

4. Adoption of New Accounting Standards (Cont’d)

The following summarizes the changes in the fair value of the loan receivable for the year ending January 31, 2009:

Opening Balance - January 31, 2008		$2,200,158
Modification of balance due to Second Amendment		(1,192,978)
Discount net of interest accretion		(54,491)
Write-down of balance		(952,689)
Ending Balance – January 31, 2009	$	Nil

Fair Value of Financial Instruments

Following are the assets and liabilities recognized on the balance sheet on a recurring basis. The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

	January 31, 2009		January 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash	$193,517	$193,517	$20,967	$20,967
Term deposit	-	-	505,301	505,301
Loan receivable	-	-	2,200,158	2,200,158

Financial liabilities
Bank indebtedness	-	-	1,102,311	1,102,311
Accounts payable and accrued liabilities	1,648,023	1,648,023	920,396	920,396
Government grants payable	17,533	17,533	27,036	27,036
Convertible notes	-	-	682,508	682,508
Senior secured convertible debentures	171,527	2,880,450	-	-
Put warrants	3,600,000	3,600,000	-	-
Put option liability	67,555	67,555

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

4. Adoption of New Accounting Standards (Cont’d)

Fair Value Measurement at January 31, 2009 Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		For Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Convertible notes	$		$-	$-
Put warrants			3,600,000
Put option liability			67,555

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business, the term deposit and the government grants payables approximate fair value because of the relatively short period of time between their origination and expected realization.

The convertible notes use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible notes is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower. The convertible notes were recorded as accretion of discount on the consolidated statement of operations.

Put warrants were valued using the binomial method.

Put option liability was recorded as the value of the exercise price multiplied by the number of put options.

5. Accounts Receivable

The Company has entered into an agreement with a Canadian government agency to guarantee certain accounts receivable as to credit risk. As at January 31, 2009, approximately $416,000 (2008 - $854,000) of accounts receivable are guaranteed.

6. Inventories

	2009	2008

Raw materials	$198,684	$701,222
Finished goods	1,294,124	1,724,955
	$1,492,808	$2,426,177

Total goods in transit included in raw materials and finished goods is approximately $nil (2008 - $114,000) and $130,000 (2008 - $76,000) respectively. A provision for inventory has been recorded as at January 31, 2009 of approximately $192,000 (2008 - $20,000).

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

7. Property and Equipment

			January 31,	January 31,
			2009	2008
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Amount	Amount
Machinery and equipment	$582,322	$542,091	$40,231	$39,659
Furniture and fixtures	142,530	122,470	20,060	18,965
Computer equipment	205,262	177,523	27,739	26,854

	$930,114	$842,084	$88,030	$85,478

8. Acquisition of WES Power Technology Inc. (“WES”)

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

The total consideration to acquire the net assets of WES, was $134,831 including transaction costs. The excess consideration paid over the purchase price of $174,114 is accounted for as part of the intellectual property.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

8. Acquisition of WES Power Technology Inc. (“WES”) (Cont’d)

The assigned values of the assets and liabilities purchased based on our preliminary allocation are as follows:

Assets Acquired:
Current assets	$92,100
Property and equipment	16,855
Intellectual property	174,114
Total Assets	$283,069

Liabilities Assumed:
Current liabilities	$96,794
Long-term debt	51,444
Total Liabilities	148,238
Net Assets at Fair Value	$134,831
Consideration:

Cash	$1
Issuance of 104,050 common shares	45,980
Issuance of 250,000 warrants	63,850
Transaction costs	25,000
Total Consideration	$134,831

The common shares were attributed a fair value of $0.44 per share which represents the average of the closing price two days before and two days after the date of acquisition.

The warrants were accounted for at their fair value as determined by the Black Scholes valuation model, using the following assumptions:

Expected volatility	75%
Expected life	5 years
Risk-free interest rate	2.59%
Dividend yield	Nil

Weighted average fair value of warrants at grant date	$0.2554

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

8. Acquisition of WES Power Technology Inc. (“WES”) (Cont’d)

Following is a table which represents the pro-forma consolidated statement of operations as if the acquisition of WES Power Technology Inc. had taken place on February 1, 2007.

Pro-forma Consolidated Statement of Operations
Wes Technology Acquisition as of February 1, 2007

Year Ended
January 31, 2009
	ICP Solar	Wes Power
	Technologies Inc.	Technology Inc.	Total
Sales	$5,903,196	$-	$5,903,196
Expenses	15,158,804	29,859	15,188,663
Net Loss	$(9,255,608)	$(29,859)	$(9,285,467)

Year Ended
January 31, 2008
	ICP Solar	Wes Power
	Technologies Inc.	Technology Inc.	Total
Sales	$6,541,232	$132,372	$6,673,604
Expenses	10,763,970	119,156	10,883,126
Net Loss	$(4,222,738)	$13,216	$(4,209,522)

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

9. Sale of 100% of Shares of ICP UK

On May 9, 2007, the Company signed a Share Purchase Agreement (the “Agreement”) with ISE LLC (“ISE”). Under the terms of the Agreement, the Company sold 85% of the shares of ICP UK (name changed to Epod Solar (Wales) Ltd. ("EPOD") on June 26, 2007) for an aggregate amount of $3,000,000. On May 10, 2007, the Company and ISE signed an Amendment to the Agreement, revising the modalities of payment. These modalities were subsequently changed on April 18, 2008, when the Company and ISE signed a second Amendment to the Agreement (“Second Amendment”), and the remaining 15% interest of the Company in EPOD was transferred to ISE for $10 on July 30, 2008. Based on the Second Amendment, ISE is to pay the Company an amount equivalent to $3,000,000 as follows:

a)	$150,000 was paid upon signing of the original Agreement and $350,000 in kind in the form of solar panels;

b)	An additional $150,000 upon signing the Second Amendment and $19,827 in kind in the form of solar panels;

c)	The outstanding balance of the loan is forgiven by $88,973;

The remaining amount due to ICP Solar Technologies Inc. of $2,241,200 has the following terms:

i)

$1,060,600, non-interest bearing, shall be paid in cash on a monthly basis of $40,000 per month commencing on the Second Amendment date until the balance is fully paid. This loan has been discounted to a fair value of $927,162 based on an effective interest rate of 12%. As at January 31, 2009, $78,947 of the discount has been amortized. The loan has been written down to $Nil because no repayments have been made neither in cash or in-kind since May 2008 and collectability was not assured.

ii)

The Company shall participate in EPOD's convertible debenture financing round and receive 1,180 units in lieu of the remaining $1,180,000 CDN owing. Each unit consists of a $1,000 face value 12% convertible debenture and 667 warrants.

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

The investment in the convertible debenture value of $967,600 has been written down to $1.00 due to the uncertainty in the initial public filing referred to above. A fair value has not been allocated to the warrants as it has been determine that their value is nominal.

Both the convertible debenture and the loan receivable have been assigned to the Senior Secured Convertible Debenture holders (note 12).

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

10. Bank Indebtedness

The Company paid off its bank indebtedness on June 19, 2008. At that time all security held by the bank was released.

11. Put Option Liability

On January 20, 2009, as payment for consulting fees to a director the Company issued 326,000 put options in relation to 326,000 shares issued for $47,000 (note 15). The option entitles the holder of the option to sell all or any portion of the 326,000 shares back to the Company for a price of $0.144 Canadian per share during the period June 22, 2009 to June 22, 2010. The value of these put options was calculated based on the option price multiplied by the number of options acquired and are $ 37,555.

On January 22, 2009, as payment for consulting fees to suppliers, the Company issued 200,000 put options in relation to 200,000 shares issued for $30,000 (note 15). The option entitles the holder the option to sell all or any portion of the 200,000 back to the Company for a price of $0.15 per share during the period June 22, 2009 to June 22, 2010. The value of these put options was calculated based on the option price multiplied by the number of options acquired and are $ 30,000.

12. Senior Secured Convertible Debentures

On June 13, 2008 the Company entered into convertible debenture agreements with investors for amounts totaling $3,333,333. The debentures were issued with a 10% discount. The terms of the debenture require capital repayments to commence November 1, 2008 and will be repaid in 18 equal monthly installments. The convertible debentures bear interest at the rate of 11% per annum and are repayable on June 13, 2010. Interest is payable monthly. The Company may, at its option, elect to pay the interest by the issuance of shares of common stock provided certain conditions are met on each of the twenty business days immediately preceding the date of payment. The number of shares is to be determined by dividing the amount of the interest payment by the interest share conversion price which will be the lower of the share price on the interest payment date or the share delivery date. The full face value of the debentures is convertible into common stock of the Company, at the option of the holders, at a rate of $0.50 per share.

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

The Company paid approximately $383,000 in cash consideration for transaction costs. In addition, transaction costs were incurred through the issuance of warrants . These transaction costs were expensed.

On November 5, 2008 the Company repaid $842,851 of the debentures including $36,211 in interest.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

12. Senior Secured Convertible Debentures (Cont’d)

On December 31, 2008 the Company revised the terms and amended the convertible debenture agreements:

The outstanding principal and interest at December 31, 2008 of $2,568,425 was revised to 115% or $2,953,688 resulting in recognition of a discount of $385,263.

The conversion price was reduced from $0.50 to $0.25.

The repayment terms were amended whereby the outstanding principal and interest at May 31, 2009 shall be repaid in 13 equal monthly installments commencing on June 1, 2009.

The total number of warrants issued of 53,333,328 and their exercise price were revised as follows:

  Series A stock purchase warrants to purchase 13,333,332 shares at an exercise price of $0.25 per share
  Series B stock purchase warrants to purchase 26,666,664 shares at an exercise price of $0.25 per share

Series C stock purchase warrants to purchase 13,333,332 shares at an exercise price of $0.50 per share

As a result of this December 31, 2008 amendment, the Company has recorded a gain of $602,726 in accordance with EITF 96-19 whereby the old convertible debenture balance was written off and replaced by the new convertible debenture balance because its discounted fair value was greater by 10% of the discounted fair value under the old terms. The $2,708,934 discount against the new convertible debenture balance of $2,880,450 recorded will be amortized over the remaining 17 months of the debenture.

The Company has agreed to remit to the holders commencing on February 1, 2009 10% of its weekly collections and any and all monthly receipts on the EPOD loan receivable until the Senior Secured Convertible Debentures have been repaid in full.

It shall constitute an event of default if the Company’s revenues for the fiscal quarter ended April 30, 2009 are less than $1,500,000 or the Company’s revenues for the fiscal quarter ended July 31, 2009 are less than $2,000,000 or the Company’s EBITDA for the fiscal quarter ended July 31,2009 is less than $(125,000) or if the Company’s accounts payable balance shall have exceeded $1,750,000 at any time until maturity or if the Company breaches any term or condition of the Amendment Agreement of December 31, 2008.

The warrants contain a put feature which enables the holder to require the Company to redeem the warrants for cash. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The fair value of the warrants of $3,600,000 exceeded the notional amount of the convertible debentures net of the 10% discount, as such the excess amount of, approximately $600,000 was expensed as interest.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

12. Senior Secured Convertible Debentures (Cont’d)

The Binomial Valuation Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Binomial Valuation Model to value the warrants at January 31, 2009 were as follows:

Series A and B Warrants:

Exercise Price	$0.25
Expected volatility	90.22%
Early exercise Factor	1.84 years
Contractual life	5.5 years
Risk-free interest rate	1.85%
Dividend yield	Nil
Fair value of warrants	$0.07

Series C Warrants:

Exercise Price	$0.50
Expected volatility	90.22%
Early exercise Factor	1.84 years
Contractual life	5.5 years
Risk-free interest rate	1.85%
Dividend yield	Nil
Fair value of warrants	$0.06

In January 2009, 400,000 common shares were issued on conversion of $100,000 of convertible debenture (note 15).

Substantially all of the assets of the Company have been pledged as security of the convertible notes. As at January 31, 2009, approximately $215,000 of interest has been paid, and $1,998,000 of the discount on the debt has been accreted.

Registration Rights

In connection with the issuance of the Convertible Debentures, the Company is required to file a Registration Statement to register the shares issuable upon exercise of the additional warrants. The Company will be obligated to pay the holders of the Debentures certain liquidation damages in the event the shares are not registered by June 1, 2009. Liquidation damages would amount to 2% of the aggregate purchase price paid by the debenture holders.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

13. Commitments

Minimum lease payments, exclusive of occupancy and escalation charges, under an operating lease, expiring in 2012, are approximately as follows:

2010	$23,000
2011	23,000
2012	2,000

During the year, the Company incurred rental expenses amounting to approximately $28,000 (2008 - $25,000).

In accordance with a royalty agreement terminating in 2012, the Company is committed to annual minimum advertising expenditures and royalty fees, totaling approximately as follows:

2010	$128,000
2011	128,000
2012	128,000

14. Contingencies

Litigations

The Company is involved in litigations and claims which arise from time to time in the normal course of business amounting to approximately $178,000. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

15. Capital Stock

	January 31,	January 31,
	2009	2008
Authorized without limit as to number -
100,000,000 common shares authorized, $0.00001 par value
100,000,000 preferred shares authorized, $0.00001 par value

Issued -
35,061,995 (2008 – 32,719,445) common shares	$351	$328

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

15. Capital Stock (Cont’d)

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

On March 5, 2008, the Company issued 104,050 common shares as part of the consideration to acquire all of the issued and outstanding shares of WES Power Technology Inc. (note 8).

On April 15, 2008, the Company issued 200,000 common shares from treasury as a result of the exercise of 200,000 warrants on April 15, 2008 for cash consideration of $100,000.

On April 15, 2008, the Company issued 262,500 common shares from treasury as a result of the cashless exercise of 525,000 warrants with an exercise price of $0.50 and a fair value of $1.00. These warrants were initially granted and the resulting expense was recognized as consulting fees to a director and former Chief Financial Officer of the Company on May 18, 2007.

On May 22, 2008 850,000 common shares were issued on conversion of $850,000 of convertible notes.

On January 9, 2009 200,000 common shares were issued on conversion of $50,000 of Senior Secured Convertible Debentures.

On January 20, 2009 326,000 common shares were issued for $47,000 as payment to a director for consulting fees. On January 22, 2009 200,000 common shares were issued for $30,000 as payment to suppliers for consulting fees. On January 22, 2009 200,000 common shares were issued on conversion of $50,000 of Senior Secured Convertible Debentures.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital

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

During the second quarter of fiscal 2008, for the first time, the Company granted 1,907,500 options to certain of its employees and directors to purchase common shares. The stock options are exercisable at a range of $2.25 to $2.35 per share and have a vesting period of 24 months with 25% of the options granted becoming exercisable every six months commencing from the date of grant. On February 14, 2008 (see a) below) the Company revised the exercise price to $0.50 per share.

The following summarizes the Plan position for the year:

		Weighted
		Average
	Options	Exercise Price
Balance - January 31, 2007	-	$-
Granted	1,907,500	2.25
Forfeited	(492,500)	2.25
Balance - January 31, 2008 (see 16 a) below)	1,415,000	0.50
Granted	310,000	0.50
Exercised
Expired
Forfeited	(385,000)	0.50
Balance - January 31, 2009	1,340,000	0.50

Options that can be exercised at January 31, 2008	381,250	2.26

Options that can be exercised at January 31, 2009	895,000	$0.50

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont’d)

	Outstanding options		Exercisable options
		Weighted average
		outstanding		Weighted
Range of	Number of	maturity period	Number of	Average
Exercise Prices	options	period (years)	options	Exercise Price
$ 0.50	1,045,000	8.30	783,750	$ 0.50
0.50	75,000	8.40	56,250	0.50
0.50	220,000	9.05	55,000	0.50
	1,340,000		895,000

During the year ended January 31, 2009, the Company recognized $1,201,829 in stock-based compensation for stock options in 2009 (2008 - $1,088,828). As at January 31, 2009, the Company has $319,875 (2008 – $1,521,705) of unrecognized stock-based compensation on these options.

The stock options were accounted for at their fair value as determined by the Black Scholes valuation model, using the following weighted average assumptions:

Expected volatility	57%
Expected life	5.75 years
Risk-free interest rate	4.75%
Dividend yield	Nil

Weighted average fair value of options at grant date	$2.06

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

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont’d)

This modification will be accounted for by recording, over the vesting period, the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $190,532 for the year ended January 31, 2009 and $27,300 will be expensed over the remaining vesting period. The fair value was determined by the Black Scholes valuation model using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.38 years
Risk-free interest rate	2.71%
Dividend yield	Nil

Weighted average fair value of options at modification date	$0.30

b) Grant

On February 14, 2008, the Company issued a total of 45,000 stock purchase options to current employees and 190,000 options to current Directors, vesting over a two year period, 25% every six months and vesting on August 14, 2008, respectively. These options have an exercise price of $0.50, and expire on February 14, 2018 with the exception of 100,000 options which expire on August 14, 2018. As a result of the grant, the Company recorded a compensation expense of $51,774 for the year ended January 31, 2009, and $5,759 will be expensed over the remaining vesting period.

The options were accounted for at their fair value as determined by the Black Scholes valuation model, using the following weighted average assumptions:

Expected volatility	76%
Expected life	5.65 years
Risk-free interest rate	2.81%
Dividend yield	Nil

Weighted average fair value of options at grant date	$0.306

On May 6, 2008, the Company issued a total of 75,000 stock purchase options to the Company’s Chief Financial Officer, vesting over a two year period, 25% every six months. The options have an exercise price of $0.50 and expire on May 6, 2013. The Company recorded a compensation expense of $ 8,453 for the year ended January 31, 2009, and will recognize the remaining expense of $14,089 over the vesting period.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont’d)

The options were accounted for at their fair value as determined by the Black Scholes valuation model, using the following assumptions:

Expected volatility	76%
Expected life	3.25 years
Risk-free interest rate	4.58%
Dividend yield	Nil

Weighted average fair value of options at grant date	$0.376

Warrants

a) Modifications of Exercise Price

On February 14, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $2.25 to $0.50 of the common stock purchase warrants issued on May 18, 2007, as consulting fees, to a member of the immediate family of the President and Chief Executive Officer of the Company (100,000 warrants) and to a Director and the former Chief Financial Officer of the Company (525,000 warrants).

This modification was accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $110,000 for the year ended January 31, 2009 as determined by the Black-Scholes-Merton valuation model using the following assumptions:

Expected volatility	76%
Expected life	2.63 years
Risk-free interest rate	2.01%
Dividend yield	Nil

Weighted average fair value of warrants at modification date	$0.2161

On March 25, 2008, the Board of Directors of the Company, authorized the modification of the exercise price from $1.00 to $0.50 of the remaining 3,000,000 common share purchase warrants issued in 2006.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont’d)

This modification was accounted for by recording the difference between the fair value immediately prior to the modification and the fair value determined at the date of modification. As a result of this modification, the Company recorded an incremental compensation expense of $50,700 for the year ended January 31, 2009 as determined by the Black Scholes valuation model using the following assumptions:

Expected volatility	104%
Expected life	4 months
Risk-free interest rate	1.24%
Dividend yield	Nil

Weighted average fair value of warrants at modification date	$0.0196

b) Grant and Exercise

On February 27, 2008, the Company granted as consulting fees a total of 335,000 common share purchase warrants at $0.50 per share, vesting over a four year period, 20% annually and 20% vesting immediately. The warrants expire on February 27, 2013. As a result of the grant of warrants, the Company recorded a consulting fee expense of $28,894 for the year ended January 31, 2009.

The warrants accounted for at their fair value as determined by the Black Scholes valuation model, using the following assumptions:

Expected volatility	75%
Expected life	3.6 years
Risk-free interest rate	2.25%
Dividend yield	Nil

Fair value of warrants at grant date	$0.225

On March 5, 2008 the Company granted 250,000 common share purchase warrants at $0.50 per share as part of the acquisition cost of Wes Power Technology Inc. (note 8).

On April 15, 2008, the Company received $100,000 for the exercise of 200,000 warrants granted on July 11, 2006. These shares were issued from treasury on April 15, 2008.

On April 15, 2008, the Company received $Nil for the exercise of 525,000 warrants granted on May 18, 2007. 262,500 shares were subsequently issued on May 8, 2008 (note 15). An amount of $3 was credited to capital stock from additional paid-in capital.

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont’d)

On June 20, 2008, the Company granted as fees in the placement of the Senior Secured Convertible Debentures, 240,000 common share purchase warrants to a director of the Company, and 240,000 common share purchase warrants to a debenture holder, both at $0.50 per share, vesting immediately. The warrants expire on June 20, 2010. As a result of the grant of warrants, the Company recorded a consulting fee expense of $173,472 for the year ended January 31, 2009.

The warrants accounted for at their fair value as determined by the Black Scholes valuation model, using the following assumptions:

Expected volatility	99.5%
Expected life	2.0 years
Risk-free interest rate	2.88%
Dividend yield	Nil

Fair value of warrants at grant date	$0.0225

A summary of the activity in the Company's warrants during the period is presented below:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Balance - January 31, 2007	5,150,000	$1.00

Issued -	1,075,000	1.91
Exercised	(2,000,000)	1.00
Forfeited	(150,000)	1.00

Outstanding, as at January 31, 2008	4,075,000	0.60

Transactions during the period:
Issued	54,398,328	0.32
Exercised	(725,000)	0.50
Expired	(2,800,000)	0.50

Outstanding, as at January 31, 2009	54,948,328	$0.33

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

16. Additional Paid-In Capital (Cont’d)

The following table provides additional information with respect to outstanding warrants at January 31, 2009:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
May 18, 2007	May 2012	100,000	$0.50
August 21, 2007	August 2009	250,000	1.80
October 25, 2007	October 2009	200,000	1.00
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
June 13, 2008 (note 12)	June 2014	53,333,328	0.31
June 20, 2008	June 2010	480,000	0.50
Balance – January 31, 2009		54,948,328	$0.33

The aggregate intrinsic value of the outstanding and exercisable warrants as at January 31, 2009 amounted to $Nil.

The intrinsic value of the warrants exercised as at January 31, 2009 amounted to $0.42 per warrant.

17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:

Net operating losses carryforwards	$2,076,000	$1,649,000
Property and equipment, and intangible	41,000	24,000
Loan receivable and convertible debentures	539,000	96,000
Other	41,000	44,000
	2,697,000	1,813,000
Valuation allowance	(2,697,000)	(1,813,000)
Net Deferred Tax Assets	$-	$-

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

17. Income Taxes (Cont’d)

There were Canadian, Provincial and U.S. net operating losses of approximately $6,831,000 (2008 - $5,246,000), $6,526,000 (2007 - $4,941,000) and $Nil (2008 – $Nil), respectively that may be applied against earnings of future years. Utilization of the net operating losses is subject to significant limitations imposed by the change in control provisions. A portion of the net operating losses may expire before they can be utilized.

The reconciliation of the effective income tax rate, to the statutory rate for the years ended January 31, 2009 and 2008 is as follows:

	2009	2008

Statutory income tax rate	(31)%	(32)%
Non-deductible expenses	12	8
Non-deductible stock based compensation expense	5	19
Not taxable gain on disposition of a subsidiary	-	(22)
Losses for which no deferred income tax has been recorded	14	29
Effective income tax rate	0%	2%

The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for income taxes.

The interest and penalties as of January 31, 2009 and for the years ended January 31, 2008, 2007, 2006 and 2005 were $8,000.

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

ICP Solar Technologies Inc.

Notes to Consolidated Financial Statements
January 31, 2009
(Expressed in U.S. Funds)

18. Statement of Cash-Flows Information

	2009	2008

Accounts receivable	$407,702	$711,750
Income taxes recoverable	-	654,147
Inventories	953,544	273,399
Prepaid expenses	73,957	133,806
Accounts payable and accrued liabilities	704,347	(324,791)

Changes in non-cash operating element of working capital	$2,139,550	$1,448,311

Additional Cash Flow Information:
Interest paid	$287,420	$145,491
Income taxes recovered	-	(436,169)

19. Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share-based compensation and convertible notes have been excluded from the calculation of diluted loss per share since they are anti-dilutive.

20. Major Customer

Sales to one customer amounted to approximately 12% (2008 – 13%) of total sales. Outstanding accounts receivable for this customer as at January 31, 2009 accounted for approximately 14% (2008 – 5%) of total accounts receivable.

21. Related Party Transactions

Included in selling, general and administrative expenses are $761,458 (2008 - $1,490,233) for options granted to the Chief Executive Officer, Chief Financial Officer and directors under the 2006 Stock Option Plan.

22. Subsequent Event

On April 29, 2009, the Company entered into an agreement with a financial institution, Brome Financial Corporation, to factor up to approximately $720,000 of its in accounts receivable.

23. Comparative Figures

Certain reclassifications of 2008 amounts have been made to facilitate comparison with the current year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our financial statements included in this annual report have been audited by RSM Richter, 2 Place Alexis-Nihon, Montreal, Quebec, Canada H3Z 3C2, as set forth in this annual report. There have been no disagreements on accounting and financial disclosure for the years ending January 31, 2009 and 2008, and through the date of this Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Reference is made to the disclosures below under Item 9A(T) Controls and Procedures.

Item 9A(T). Controls And Procedures.

Disclosure Controls

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore controls and procedures were not effective for fiscal year ended January 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of January 31, 2009.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified a material weakness in our internal control over financial reporting. This material weakness consisted of inadequate staffing within the accounting operations of our company. The small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Due to this material weakness, management concluded that its internal control over financial reporting was not effective as of January 31, 2009.

Our review also revealed that although a number of controls appeared to exist, and indeed were observed to have been in operation, documentary evidence that such controls were operating throughout the period was found to be lacking. Such evidence as signatures indicating that a certain procedure had been carried out and affixing responsibility were lacking in the internal control system.

Our review also indicated the existence of certain high level procedures that might or might not serve to provide compensating control over these weaknesses. These procedures consisted of analytical review of key operating results by senior management of the Company, including preparation and review of monthly operating results, comparison of such results to budgets and to historical amounts, and comprehensive gross profit analysis. In addition, the Board of Directors received monthly updates on operations, and on a quarterly basis, reviews, investigates and discusses apparent inconsistencies and concerns with senior operating management.

Management has reacted to the Company’s profitability and liquidity issues in various ways, one of which is the reduction of administrative personnel. Inherent in remedying the internal control weaknesses noted above is increased division of duties, which would require the addition of administrative personnel. The Company fully intends to address this need once more profitable operating results have been achieved.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

The Company's chief executive officer and the Company's chief financial officer have concluded that there were no changes in the Company's internal controls over financial reporting during the fourth quarter of fiscal 2009 that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth certain biographical information concerning our current directors and executive officers:

Name	Age	Position
Sass Peress	48	Chairman of the Board, President, Chief Executive Officer, Chief Financial Officer
Joel Cohen	37	Director, Secretary, Treasurer
David Dangoor	59	Director
Paul Maycock	73	Director
David McDowell	65	Director

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

Sass Peress, Chairman, President ,CEO, CFO

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

Pascal Petit, Vice-President Sales- EMEA PAC Consumer and OEM applications

Mr.Petit joined ICP Solar 3 years ago as Sales Manager - France and Spain. He is now Vice President Sales for the EMEA-PAC region (Europe, Middle East, Africa, Asia and Pacific). His careers spans over 20 years of high tech and innovative product sales such as GPS and Satellite Communication Systems in Europe and Africa. Pascal is an expert in setting up and supporting distribution networks. He brought to ICP Solar a very large experience in the retail and consumer markets in Europe and Africa. Pascal graduated in Business Administration in Poitiers (France) and Oxford (UK). He is 45 years old, is married and has 2 children

Committees of the Board of Directors

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides a summary of the compensation paid to date during the last two completed fiscal years to the President and Chief Executive Officer, the former Chief Executive Officer, the Chief Financial Officer, and the next two highest paid executive officers whose salary and bonus exceeds $100,000 in the most recent year ("Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name
and			Salary	Bonus
principal	Year		($)	($)	Stock	Option	Non-Equity	Nonqualified	All Other		Total ($)
position	Ended		(c)	(d)	Awards	Awards(6)	Incentive	Deferred	Compensation		(j)
(a)	January				($)	($)	Plan	Compensation	($)
	31				(e)	(f)	Compensation	Earnings ($)	(i)
	(b)						($)	(h)
							(g)

Sass
Peress	2009		$279,910	Nil	Nil	$559,162	Nil	Nil	Nil		$839,072
President
CEO &	2008		$250,232	Nil	Nil	$577,125	Nil	Nil	Nil		$827,357
CFO ,
Director

Leon	2009	(1)	$51,024	Nil	Nil	$91,135	Nil	Nil	Nil		$142,159
Assayag
former	2008		$141,435	Nil	Nil	$96,188	Nil	Nil	Nil		$237,623
CFO

Joel	2009		Nil	Nil	Nil	$209,064	Nil	Nil	$181,830	(3)	$390,894
Cohen,
Former	2008	(2)	Nil	Nil	Nil	$864,308	Nil	Nil	$96,000	(3)	$960,308
CFO ,
Director

Tom	2009		$113,836	Nil	Nil	$54,669	Nil	Nil	$1,500	(4)	$170,025
Clark,
Vice-	2008	(5)	$59,116	Nil	Nil	$57,513	Nil	Nil	$2,357	(4)	$118,986
President,
Sales,
Americas

(1) Mr. Leon Assayag was with the Company since January 8, 2007 until May 2, 2008. Mr Assayag had been granted 125,00 stock option in May 2007 which have since been forfeited.

(2) Mr. Joel Cohen was acting CFO from March 1, 2006 to January 9, 2007.

(3) This amount was paid as consulting fees to CCI Financial Group Inc., of which Mr. Cohen is a shareholder.

(4) This amount represents an allowance for automobile expenses.

(5) Mr. Tom Clark has been with the Company since June 13, 2007.

(6) Amount expensed for the year ended January 31, 2009 is based upon the aggregate grant date fair value calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123R, Share Based Payments. The Company's policy and assumptions made in the valuation of share based payments are contained in Note 14 to the Company's January 31, 2008 financial statements. Stock options awarded vest over a two-year period from the date of grant, 25% every six months.

Outstanding Equity Awards at 2009 Fiscal Year-End Table

The table below sets forth information concerning grants of stock options and restricted stock unit awards to named executive officers as of January 31, 2008.

	Option Awards				Stock Awards
Name	Number of	Number of	Equity	Option	Option Number Market		Equity	Equity
	Securities	Securities	Incentive	Exercise	Expiration of	Value	Incentive	Incentive
	Underlying	Underlying	Plan	Price	Date Shares	of	Plan	Plan
	Unexercised	Unexercised	Awards:	($)	or Units	Shares	Awards:	Awards:
	Options (#)	Options (#)	Number of		of	or	Number	Market
	Exercisable	Unexercisable	Securities		Stock	Units	of	or Payout
			Underlying		That	of	Unearned	Value of
			Unexercised		Have	Stock	Shares,	Unearned
			Unearned		Not	That	Units or	Shares,
			Options (#)		Vested	Have	Other	Units or
					(#)	Not	Rights	Other
						Vested	That	Rights
						($)	Have Not	That
							Vested	Have
							(#)	Not
Vested
($)
(a)	(b)	(c)	(d)	(e)	(f) (g)	(h)	(i)	(j)

Sass Peress	562,500	187,500		$0.50	May 18, 2017

	12,500	37,500		$0.50	Feb 14, 2018
	575,000	225,000
Joel Cohen	12,500	37,500		$0.50	Feb 14, 2018

Tom Clark	56,250	18,750		$0.50	June 22, 2017

As at January 31, 2009, the Company granted a total of 1,415,000 options pursuant to the Plan. On May 18, 2007, the Company granted options under the Plan to certain of our employees and directors, including the following: (a) Sass Peress was granted 750,000 options at a revised exercise price of $0.50 and on February 14,2008 another 50,000 options at an exercise price of ;(b) Leon Assayag was granted 125,000 options at a revised exercise price of $0.50 (these options have been forfeited) ; (c) Joel Cohen was granted 50,000 options at an exercise price of $0.50 on February 14,2008; (d) David McDowell was granted 20,000 options at an exercise price of $0.50 and 30,000 options at an exercise price of $0.50 on February 14,2008; (e) Paul Maycock was granted 20,000 options at an exercise price of $0.50 and 30,000 options at an exercise price of $0.50 on February 14,2008; (f) David Dangoor was granted 20,000 options at an exercise price of $0.50 and 30,000 options at an exercise price of $0.50 on February 14,2008; The options vest over a two year period, 25% every six months.

Long-Term Incentive Plans

On November 1, 2006, the Company's Board of Directors established the 2006 Stock Incentive Plan expiring on November 1, 2016.

Compensation of Directors

We have not compensated our directors for service on the board of directors or any committee thereof, but directors are entitled to be reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board. Our directors received no compensation in their capacity as directors during the years ended January 31, 2009 and January 31, 2008. A description of grants to certain directors of options to purchase shares of our common stock during the fiscal year ended January 31, 2009 is set forth in the table

Compensation of Directors at 2009 Fiscal Year End Table

Name	Fees	Stock	Option	Non-Equity	Nonqualified	All Other	Total
	Earned	Awards	Awards	Incentive Plan	Deferred	Compensation	($)
	or	($)	($)	Compensation	Compensation	($)
	Paid in			($)	Earnings
	Cash				($)
	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
David Dangoor	Nil	Nil	$13,240	Nil	Nil	Nil	$13,240
Dave McDowell	Nil	Nil	$13,240	Nil	Nil	Nil	$13,240
Paul Maycock	Nil	Nil	$13,240	Nil	Nil	Nil	$13,240

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of January 31, 2009 with respect to the beneficial ownership of our common stock, after giving effect to the ICP Acquisition, by (a) each stockholder known to be the beneficial owner of more than 5% of our common stock, (b) by each of our directors and executive officers, and (c) all of our directors and executive officers as a group. The address of each person listed below, unless otherwise indicated, is c/o ICP Solar Technologies Inc., 7075 Place Robert-Joncas, Unit 131, Montreal Quebec, H4M 2Z2. Unless otherwise indicated in the table footnotes, shares will be owned of record and beneficially by the named person. For purposes of the following table, a person is deemed to be the beneficial owner of any shares of common stock (a) over which the person has or shares, directly or indirectly, voting or investment power, or (b) of which the person has a right to acquire beneficial ownership at any time within 60 days after the effective time of the acquisition of ICP. "Voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares.

		Amount and Nature
Title of Class	Name and Address	of Beneficial	Percentage of Class (1)
	of Beneficial Owner	Ownership (1)

	Equity Transfer & Trust Company	18,040,311 (2)	51.4%
	120 Adelaide St. W., Ste	Direct
Common Stock	420 Toronto, Ont. M5H 4C3 (1)

		18,040,311 (2)	51.4%
Common Stock	Sass Peress (1)	Indirect

		551,497 (3)	1.6%
		Direct
Sub-total		18,591,808	53.0%

Common Stock	Joel Cohen (1)	486,927	1.4%
		Direct (2)
Common Stock	David Dangoor	None	0%
Common Stock	Paul Maycock	None	0%
Common Stock	David McDowell	None	0%
Common Stock	Tom Clark	None	0%
Common Stock	All directors and executive officers as a group (6 persons)	19,078,735	54.4%

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

(2) As at January 31, 2009, the following beneficiaries had exchanged their Exchangeable Shares into shares of common stock of the Company: (i) On January 29, 2008, Joel Cohen exchanged 528,486 Exchangeable Shares, representing all of the Exchangeable Shares held by him, into an equal number of shares of common stock of the Company, and 528,486 Trust Shares were cancelled; (ii) On January 29, 2008, Eastern Liquidity Partners Ltd. exchanged 301,497 Exchangeable Shares, representing all of the Exchangeable Shares held by it, into an equal number of shares of common stock of the Company, and 301,497 Trust Shares were cancelled; (iii) On January 29, 2008, Arlene Ades exchanged 879,706 Exchangeable Shares, representing all of the Exchangeable Shares held by her, into an equal number of shares of common stock of the Company, and 879,706 Trust Shares were cancelled; and (iv) On January 29, 2008, Sass Peress exchanged 250,000 Exchangeable Shares, representing 2.2% of the Exchangeable Shares held by him, into an equal number of shares of common stock of the Company, and 250,000 Trust Shares were cancelled. See "Management's Discussion and Analysis or Plan of Operation – Reorganization of the Corporation."

(3) Represents 250,000 shares of our common stock held directly by Sass Peress and 301,497 shares held by Eastern Liquidity Partners Ltd. which is wholly owned by Maurice Peress, Mr. Sass Peress' father.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Except as described below, none of the following parties , had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us during the fiscal year ended January 31, 2009:

  Any of our directors or executive officers;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  Any of our promoters; and

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

On February 14,2008 under the 2006 Stock Option Plan the company granted 50,000 options to Sass Peress, 50,000 options to Joel Cohen , 30,000 options each to David Dangoor, Paul Maycock, David McDowell all at an exercise price of $0.50.

The Company paid during the year as consulting fees of $180,330 to CCI Financial Inc. a company in which Joel Cohen is a shareholder.

On June 20,2008 the Company granted 240,000 warrants to Joel Cohen at an exercise price of $0.50.

On January 20,2009 as payment for services rendered by CCI Financial Inc. the company issued 326,000 common shares to Joel Cohen for a value of $47,000. In addition the company granted to the holder put options to repurchase all or some of the 326,000 shares for $0.1152 cents during the period June 20,2009 to June 20,2010. These put options are reported as a liability of $37,555.

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

(e) a director of the Company who is, or has a Family Member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the Company serve on the compensation committee of such other entity; or

(f) a director who is, or has a Family Member who is, a current partner of the Company's outside auditor, or was a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

RSM Richter provided audit services in connection with the Company's annual financial statements for the fiscal years ended January 31, 2009 and 2008.

The following is a summary of RSM Richter's fees for professional services rendered for the fiscal years ended January 31, 2009 and 2008 are approximately :

Fee Category	Fiscal 2009	Fiscal 2008
	Fees	Fees
Audit Fees	$145,000	$185,000
Audit-Related Fees	27,000	30,000
Tax Fees	13,000	—
All Other Fees		—
Total Fees	$185,000	$215,000

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

Audit Committee Approval

Our Audit Committee approved the audit and audit related Fees for the fiscal period ended January 31, 2009. Our Audit Committee policies require it to approve the fees and scope of work for all annual audits and quarterly financial statement reviews. Before April 23, 2007, the Company did not have a standing audit committee. Therefore, all services provided to the Company by RSM Richter prior to such date and detailed above, were approved by the Company's full board of directors.

ITEM 15. EXHIBITS

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

Date: May 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sass Peress	President, Chief Executive Officer, Director	May 1, 2009
Sass Peress	(Principal Executive Officer)

/s/ Sass Peress	Chief Financial Officer	May 1, 2009
Sass Peress	(Principal Accounting Officer)

/s/ Joel Cohen	Director	May 1, 2009
Joel Cohen

/s/ Paul Maycock	Director	May 1, 2009
Paul Maycock