Form 10-Q
period 2009-04-30
ICP Solar Technologies Inc.
filed 2009-06-15
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 30, 2009

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

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

Large accelerated filer [   ]         Accelerated filer [   ]         Non-accelerated filer [   ]         Smaller reporting company [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [   ]         No [   ]

APPLICABLE TO CORPORATE ISSUERS:

39,431,829 shares of the issuer’s common shares, par value $.00001 per share, were issued and outstanding as of June 10, 2009.

tem 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at April 30, 2009 and January 31, 2009, related unaudited statements of operations and comprehensive loss, and cash flows for the three months ended April 30, 2009 and 2008 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended April 30, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2010 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

ICP Solar Technologies Inc.

Consolidated Interim Balance Sheet
As At April 30, 2009
(Unaudited)
Expressed in U.S. Funds

	April 30,	January 31,
	2009	2009
Assets
Current
Cash	$48,541	$193,517
Accounts receivable	852,832	622,981
Inventories	1,194,763	1,492,808
Prepaid expenses	94,430	12,941
	2,190,566	2,322,247
Property and Equipment	82,021	88,030
Intangible (net of accumulated amortization of $ 67,710 (2009-$53,200)(note 5)	106,414	120,914
Loan Receivable, net of $953,729 provision	-	-
Investment in Convertible Debt, net of $967,600 provision	1	1
	$2,379,002	$2,531,192
Liabilities
Current
Accounts payable and accrued liabilities	1,993,057	1,648,019
Put option liability	67,555	67,555
Derivative liability- embedded conversion option(note 6)	1,025,627	-
Current portion of government grants payable	14,670	17,533
Senior Secured Convertible Debentures, less unamortized discount of $1,864,464 (2009-$2,708,934)(note 6)	612,505	171,517
	3,713,414	1,904,624
Put Warrant ( note 6)	7,741,000	3,600,000
Commitment s (note 7)
Contingency (note 8)
Shareholders' Deficiency

Capital Stock (note 9)	366	351
Additional Paid-In Capital (note 10)	16,842,435	16,157,548
Accumulated Other Comprehensive Loss	(1,005,625)	(1,005,625)
Accumulated Deficit	(24,912,588)	(18,125,706)
	(9,075,412)	(2,973,432)

	$2,379,002	$2,531,192

See accompanying notes

Approved on Behalf of the Board

______________________________

______________________________

ICP Solar Technologies Inc.

Consolidated Interim Statement of Shareholders' Deficiency
For the Three- Month Period Ended April 30, 2009
(Unaudited)
Expressed in U.S. Funds

			Additional	Accumulated Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Loss	Deficit	Deficiency

Balance - January 31, 2009	35,061,995	$351	$16,157,548	$(1,005,625)	$(18,125,706)	$(2,973,432)

Conversion of debentures (note 9)	1,510,325	15				377,581
			377,566
Stock-based compensation (note 10)	-	-		-	-	280,154
			280,154
Warrants issued (note 10)	-	-	3,768	-	-	3,768
Modification of stock options (note 10)	-	-		-	-	23,399
			23,399
Prior period adjustment (note 4)	-	-	-	-	(804,222)	(804,222)

Net loss	-	-	-	-	(5,982,660)	(5,982,660)

Balance - April 30, 2009	36,572,320	$366	$16,842,435	$(1,005,625)	$(24,912,588)	$(9,075,412)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Interim Statement of Operations and Comprehensive Loss
(Unaudited)
Expressed in U.S. Funds

	For the Three- Month
	Period Ended April 30,
	2009	2008

Net Sales	$1,446,959	$1,891,654

Cost of Sales	1,033,581	1,191,733

Gross Profit	413,378	699,921

Expenses

Selling, general and administrative	1,009,105	1,584,234
Depreciation	20,509	6,396
Research and development	41,899	38,248
Foreign exchange loss	37,186	5,986

	1,108,699	1,634,864

Operating Loss	(695,321)	(934,943)

Interest expense	(78,016)	(36,747)
Interest expense on put warrants	(4,141,000)	-
Change in fair value of derivative liability-embedded conversion option	(221,405)	-
Interest income	-	4,763
Forgiveness of loan receivable	-	(88,973)
Discount on senior secured convertible debentures	(846,918)	-
Accretion of discount on convertible notes	-	(29,922)
Discount on loan receivable	-	166,404
Accretion of discount on loan receivable	-	9,272

	(5,287,339)	24,797

Net Loss and Comprehensive Loss	$(5,982,660)	$(910,146)

Basic Weighted Average Number of Shares Outstanding	34,367,817	32,861,695

Basic and Diluted Loss Per Share (note 11)	$(0.17)	$(0.03)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Interim Statement of Cash Flows
(Unaudited)
Expressed in U.S. Funds

	For the Three- Month
	Period Ended April 30,
	2009	2008

Funds Provided (Used) -

Operating Activities

Net loss	$(5,982,660)	$(910,146)
Depreciation	20,509	6,396
Foreign exchange loss	37,186	5,986
Interest expense on put warrants	4,141,000	-
Forgiveness of loan receivable	-	88,973
Accretion of discount on senior secured convertible debentures	846,918	-
Stock-based compensation	280,154	384,789
Warrants issued	3,768	17,588
Modification of warrants	-	160,700
Modification of stock options	23,399	119,056
Discount on loan receivable	-	(166,404)
Accretion of discount on loan receivable	-	(9,272)
Change in fair value of derivative liability-embedded conversion option	221,405	-
Accretion of discount on convertible notes	-	29,922

	(408,321)	(272,412)
Changes in non-cash operating elements of working capital	294,557	247,162

	(113,764)	(25,250)

Financing Activities
Bank indebtedness	-	(44,407)
Senior secured convertible debentures	75,398	-
Repayment of senior secured convertible debentures	(103,747)	-
Common shares issued	-	100,000
Government grants payable	(2,863)	(760)
	(31,212)	54,833

ICP Solar Technologies Inc.

Consolidated Interim Statement of Cash Flows
(Unaudited)
Expressed in U.S. Funds

	For the Three- Month
	Period Ended April 30,
	2008	2007
Investing Activities

Term deposit	-	$(4,624)
Acquisition of Wes Power Technology Inc.	-	(25,001)
Net cash provided from investing activities from continuing operations	-	(29,625)
Decrease in Cash	(144,976)	(42)

Cash
Beginning of Period	193,517	20,967
End of Period	$48,541	$20,925

See accompanying notes

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 8-03 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the years ended January 31, 2009 and 2008. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended April 30, 2009 are not necessarily indicative of the results that may be expected for the year ended January 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2009 and 2008.

2.     Going Concern

These consolidated financial statements for the quarter ended April 30, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $5,982,660 and negative cash flows from operating activities of $113,764 for the quarter ended April 30, 2009 as well as net losses of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of April 30, 2009, the Company had an accumulated deficit of $24,912,588, negative working capital of $1,522,848 and cash of $48,541. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. On April 29, 2009 the Company entered into an agreement with a financial institution to provide up to $720,000 in financing based on its accounts receivable. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

2.     Going Concern (cont’d)

financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.     Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of this Statement on its (consolidated) financial statements.

In April 2009, the FASB issued FSP No. FAS 141 (R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS 141 (R)-1”). FSP FAS 141 (R)-1 amends and clarifies FASB No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of FSP No. FAS 141 (R)-1 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), which provides additional guidance for determining whether an impairment is other-than-temporary to debt securities in the financial statements and requires disclosure of the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income. FSP 115-2 is effective for interim periods ending after June 15, 2009.The adoption of issued FSP No. FAS 115-2 is not expected to have a material effect on the Company’s financial position or results of operations.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

3.     Summary of Significant Accounting Policies (cont’d)

In April 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2.The adoption of issued SAB 111 is not expected to have a material effect on the Company’s financial position or results of operations.

4.     Adoption of New Accounting Standards

Fair Value Measurements

SFAS 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted SFAS 157 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements. The Company adopted SFAS for non-financial assets and liabilities in the first quarter of fiscal 2010 with no material impact on the consolidated financial statements.

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

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

4.     Adoption of New Accounting Standards (cont’d)

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business, the term deposit, and the government grants payables approximate fair value because of the relatively short period of time between their origination and expected realization.

	April 30, 2009		January 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash	$48,541	$48,541	$193,517	$193,517
Accounts receivables	852,832	852,832	622,981	622,981

Financial liabilities

Accounts payable and accrued liabilities	1,993,057	1,993,057	1,648,023	1,648,023
Government grants payable	14,670	14,670	17,533	17,533
Convertible debentures	2,470,970	2,470,970	2,880,450	2,880,450
Put warrants	7,741,000	7,741,000	3,600,000	3,600,000
Put option liability	67,555	67,555	67,555	67,555
Derivative liability-embedded conversion option	1,025,627	1,025,627	-	-

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

4.     Adoption of New Accounting Standards (Cont'd)

	Fair Value Measurement at April 30, 2009 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Put warrants		$7,741,000
Put option liability		67,555
Embedded conversion option		1,025,627

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business, the term deposit and the government grants payables approximate fair value because of the relatively short period of time between their origination and expected realization.

The convertible debentures use significant unobservable inputs and thus are shown as Level 3 hierarchy items. The fair value of the convertible debenture is calculated by discounting the stream of future payments of interest and principal at the prevailing market rate for a similar liability that does not have an associated equity component. Results of discounted cash flow calculations may be adjusted, as appropriate, to reflect other market conditions or the perceived changes in credit risk of the borrower. Put warrants were valued using the binomial method. The embedded conversion option was valued using the Black-Scholes model.

Put option liability was recorded as the value of the exercise price multiplied by the number of put options.

Embedded Conversion Option

In February 2009, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5) effective January 1, 2009. The adoption of EITF 07-5’s requirements can affect the accounting for warrants and many convertible instruments with provisions that protect holders from a decline in the stock price (or “down-round” provisions). Warrants and convertible instruments with such provisions will no longer be recorded in equity. The Company evaluated whether the conversion feature in its senior secured convertible debentures contain provisions that protect holders from declines in the stock price or otherwise could result in modification of the exercise price and/or shares to be issued under the respective agreements based on a variable that is not an input to the fair value of a fixed-for-fixed option. The Company determined that the embedded conversion option in the senior secured convertible debentures issued contained such provisions.

In accordance with EITF 07-5, the Company, beginning on February 1, 2009, recognizes the embedded contingent conversion option as liabilities at its fair values on each reporting date. The cumulative effect of $804,222 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

5.     Acquisition of WES Power Technology Inc. (“WES”)

On March 5, 2008, the Company acquired all the issued and outstanding shares of WES.

The excess consideration of $174,114 paid over the purchase price is accounted for as an intangible asset and is being amortized over a 3 year period.

Following is a table which represents the pro-forma consolidated statement of operations as if the acquisition of WES Power Technology Inc. had taken place on February 1, 2008.

Pro-forma Consolidated Statement of Operations
Wes Technology Acquisition

Three–month Period Ended April 30, 2009

	ICP Solar Technologies Inc.	Wes Power Technology Inc.	Total

Sales	$1,446,959	$-	$1,446,959
Expenses	7,195,548	10,895	7,206,443
Net Loss	$(5,748,589)	$(10,895)	$(5,759,484)

Three month Period Year Ended April 30, 2008

	ICP Solar Technologies Inc.		Wes Power Technology Inc.	Total

Sales	$1,891,654		$17,054	$1,908,708
Expenses	2,798,647		78,241	2,876,888
Net Loss	$(906,993)	$	(61,187)	$(968,180)

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

6.     Senior Secured Convertible Debentures

During the first quarter of 2010 1,510,325 common shares (see note 9) were issued on conversion of approximately $378,000 of senior secured convertible debenture (“SSCD”) and accrued interest.

For the quarter ended April 30, 2009, approximately $75,000 of interest has been accrued, and $847,000 of the discount on the debt has been accreted.

The Company had agreed to remit to the holders 10% of its weekly collections commencing on February 1, 2009 until May 31, 2009 and any and all monthly receipts on the Loan Receivable (from Epod) until the SSCD have been repaid in full. Beginning on June 1, 2009 the company will make thirteen equal monthly repayments of approximately $180,000. At June 1, 2009 the Company has not commenced capital repayments.

It shall constitute an event of default if the Company’s revenues for the fiscal quarter ended April 30, 2009 are less than $1,500,000 or the Company’s revenues for the fiscal quarter ended July 31, 2009 are less than $2,000,000 or the Company’s EBITDA for the fiscal quarter ended July 31, 2009 is less than $(125,000) or if the Company’s accounts payable balance shall have exceeded $1,750,000 at any time until maturity or if the Company breaches any term or condition of the Amendment Agreement of December 31, 2008. The Company is in default of the revenues for the first quarter ended April 30,2009, the accounts payable balance as well as the capital repayment requirement above and has obtained a waiver from the senior secured convertible debenture holders for all defaults. Substantially all of the assets of the Company have been pledged as security.

Registration Rights

In connection with the issuance of the SSCD, the Company is required to file a Registration Statement to register the shares issuable upon exercise of the additional warrants. The Company will be obligated to pay the holders of the SSCD certain liquidation damages in the event the shares are not registered by July 1, 2009. Liquidation damages would amount to 2% of the aggregate purchase price paid by the debenture holders.

Put Warrant

During the first quarter of 2010, the Company has recognized $4,141,000 (2009-nil) as interest on put warrants and at April 30, 2009 a liability of $7,741,000 has been recorded. This liability exists due to a requirement for the Company, in the event of a major transaction, to repurchase the $53,333,328 warrants held by the SSCD holders at April 30, 2009. The Company estimates that it is unlikely that any such major transaction will be occurring now or in the foreseeable future. If no such transaction occurs before the expiry of the warrants on June 13, 2014 the liability shown at that time will be written off and recognized into income. The binomial method has been used to value these put warrants.

Derivative Liability- Embedded Conversion Feature

Upon the adoption of EITF 07-5 on February 1, 2009 (see Note 4), the Company determined the conversion option within the senior secured convertible debentures to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each period. The fair value of the contingent conversion option on January 31, 2009, was determined by using the Black-Scholes model assuming a stock price of $0.14, a risk free interest rate of 0.51%, volatility of 150.25% and an expected life of 1.33 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $804, 222 on January 31, 2009. The fair value of the

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

6.     Senior Secured Convertible Debentures

contingent conversion option at April 30, 2009, was determined by using the Black-Scholes model assuming a stock price of $0.19, a risk free interest rate of 0.49%, volatility of 155.88% and an expected life of 1.17 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $1,025,627on April 30,2009.

7.     Commitments

The Company leases its premises at $5,750 per quarter exclusive of occupancy and escalation charges, under an operating lease, expiring in 2012.

In accordance with a royalty agreement terminating in 2012, the Company is committed to quarterly minimum advertising expenditures and royalty fees of $32,000.

8.     Contingency

The Company is involved in litigations and claims which arise from time to time in the normal course of business amounting to approximately $178,000. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

9.     Capital Stock

	April 30,	January 31,
	2009	2009
Authorized without limit as to number -
100,000,000 common shares authorized, $0.00001 par value
100,000,000 preferred shares authorized, $0.00001 par value
Issued -
36,572,320 (2009 - 35,061,995) common shares	$366	$351

On March 4, 2009, the Company issued 200,000 common shares conversion of $50,000 of Senior Secured Convertible Debenture.

On April 8, 2009, the Company issued 100,000 common shares on conversion of $25,000 of accrued interest on Senior Secured Convertible Debenture.

On April 20, 2009, the Company issued 800,000 common shares on conversion of $200,000 of Senior Secured Convertible Debenture and accrued interest thereon.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

9.     Capital Stock (cont’d)

On April 24, 2009, the Company issued 410,325 common shares on conversion of approximately $102,600 of Senior Secured Convertible Debenture and accrued interest thereon.

10.     Additional Paid-In Capital

Stock Options

During the first quarter of 2010, the Company recognized the following stock based compensation expense:

-$274,179 (2009 - $364,276) for stock options granted in fiscal 2008. As at April 30, 2009, the Company has $45,697 (2009 - $837,553) of unrecognized stock- based compensation.

-$23,400 (2009 -$119,056) for the February 14, 2008 modification of exercise price to $0.50 and $ 3,900 (2009-$98,776) will be expensed over the remaining vesting period.

-$1,387 (2009-$20,513) for February 14, 2008 grants, and $4,392 (2009-$37,040), will be expensed over the remaining vesting period.

-$2,818 (2009-$nil) for May 6, 2008 grants, and $11,271 (2009-nil), will be expensed over the remaining vesting period.

-$1,771 (2009-nil) for stock options granted in the quarter ended April 30,2009 ,and $33,009 will be expensed over the remaining vesting period. The fair value was determined by the Black-Scholes model using the following weighted average assumptions:

Expected volatility	155%
Expected life	5.75 years
Risk- free interest rate	1.9%
Dividend yield	Nil
Weighted average fair value of options	$0.11

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

10.     Additional Paid-In Capital (Cont'd)

The following summarizes the Plan position for the quarter:

		Weighted
		Average
	Options	Exercise Price

Balance - January 31, 2009	1,340,000	$0.50
Granted	450,000	0.25

Balance - April 30, 2009	1,790,000	0.44

Options that can be exercised at April 30, 2009	895,000	$0.50

Warrants

During the first quarter of 2010, the Company recognized the following consulting expense:

-$ nil (2009-$110,000) for the February 14, 2008 modification of exercise price for warrants granted to related parties.

-$3,769 (2009- $17,588) for the February 27, 2008 grant, $38,944 (2009 $57,787) will be expensed over the remaining vesting period.

During the first quarter the Company recognized as stock based compensation expense:

-$ nil (2009-$50,700) for the February 14, 2008 modification of exercise price for the 3,000,000 remaining outstanding warrants.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

10.     Additional Paid-In Capital (Cont'd)

A summary of the activity in the Company's warrants during the period is presented below:

		Weighted
		Average
		Exercise Price

Outstanding, as at January 31, 2009	54,948,328	$0.33

Transactions during the period:
Issued	-	-
Exercised	-	-
Expired	-	-

Outstanding, as at April 30, 2009	54,948,328	$0.33

The following table provides additional information with respect to outstanding warrants at April 30, 2009:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
May 18, 2007	May 2012	100,000	$0.50
August 21, 2007	August 2009	250,000	1.80
October 25, 2007	October 2009	200,000	1.00
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
June 13, 2008 (note 12)	June 2014	53,333,328	0.31
June 20, 2008	June 2010	480,000	0.50
Balance – April 30, 2009		54,948,328	$0.33

The aggregate intrinsic value of the outstanding and exercisable warrants as at April 30, 2009 amounted to $Nil.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

11.     Loss per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share- based compensation and Senior Secured Convertible Debentures have been excluded from the calculation of diluted loss per share since they are anti- dilutive.

12.     Related Party Transactions

Included in selling, general and administrative expenses are $173,000 (2009 - $368,000) for the first quarter for options granted to the CEO, CFO, and directors under the 2006 Stock Option Plan.

During the quarter the Company incurred consulting fees of $ 12,000 (2009- $12,000) to a company in which the director is a shareholder.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

13.     Subsequent Events

Pursuant to the Company’s agreements with Senior Secured Convertible Debenture Holders, in the case where the Company does not reach certain thresholds in sales and EBITDA for the quarter ended April 30, 2009, the conversion price on the $2,476,969 in outstanding debentures of $ 0.25 per share, and the exercise price on the 13,333,332 Series A and 26,666,666 Series B Warrants of $0.25 per share and 13,333,332 Series C warrants of $0.50/share will change to a lower of:

1) a weighted average of the previous five days market price at April 30,2009 and

2) a weighted average of the previous five days market price five trading days after filing of the Company`s fiscal 2010 first quarter 10Q report with the SEC.

At April 30, 2009 the Company did not meet the threshold mentioned above therefore the conversion price and exercise price would have been changed to $0.19 per share however the Company has agreed that the Senior Secured Convertible Debenture Holders may convert recent conversions at $0.14 per share. In the case where the weight average price after the 10Q filing is less than the converted price of $0.14 per share then all conversions subsequent to April 30, 2009 will be adjusted to the new exercise price and additional shares, if necessary will be issued.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
April 30, 2009
(Unaudited)
Expressed in U.S. Funds

13.     Subsequent Events (cont’d)

On May 11, 2009 the Company issued 348,000 common shares at a value of approximately $49,000 to a director as consideration for obtaining a factoring agreement with a financial institution. This $49,000 has been accrued as professional fees at April 30, 2009.

On May 12, 2009 a Senior Secured Convertible Debenture Holder converted approximately $78,000 at a conversion price of $0.14 for 552,576 common shares.

On May 13, 2009 the Company issued 463,581 common shares to a director for approximately $60,000 as payment for consulting services previously provided for and owed to a company in which the director is a shareholder. In relation to these common shares a put option was also granted at a value of approximately 60,000 whereby the holder has an option to have the Company repurchase any or all of the common shares at a price of $0.13/share during the period June 22, 2009 to June 22, 2010.

On May 22, 2009 a Senior Secured Convertible Debenture Holder converted $25,000 at a conversion price of $0.14 for 178,571 common shares.

On May 27.2009 the Company issued 400,000 common shares to the Chief Executive Officer as redemption for 400,000 Class A Exchangeable shares in 1260491 Alberta Inc. relating to the September 29, 2006 share exchange agreement between the Company and ICP Solar Holdings Inc.

On June 8, 2009 Senior Secured Convertible Debenture Holders converted a total of approximately $128,000 at a conversion price of $0.14 for 916,781 common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The Management’s Discussion and Analysis (“MD&A”) is designed to assist investors in understanding the nature and the importance of the changes and trends, as well as the risks and uncertainties associated with the Company’s operations and financial position. Some sections of this report contain forward-looking statements that, because of their nature, necessarily involve a number of known and unknown risks and uncertainties, including statements regarding our capital needs, business strategy and expectations, and the factors described under “Risk Factors” contained in Item 1 of the Company’s Form 10K Annual Report for the period ended January 31, 2009, which are incorporated herein by reference. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. The Company’s actual and future results could therefore differ materially from those indicated or underlying these forward-looking statements.

Although the Company deems the expectations reflected in these forward-looking statements to be reasonable, the Company cannot provide any guarantee as to the materialization of the expectations reflected in these forward-looking statements.

The following information should be read in conjunction with the unaudited consolidated financial statements for the three months period ended April 30, 2009 and 2008 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “ICP,” “we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2008 and 2009 and the first three months ended April 30, 2009.

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

Our plan of operation for the next twelve months is to engage in our marketing, product development and sales channel efforts. We plan to expand our current distribution depth within the markets of North America, Europe and Japan for our consumer goods segment through the marketing of our internal brand Sunsei®, as well as licensed brand Coleman®. We will launch our next generation metering products for both grid and off-grid RE applications.

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

Going Concern

These consolidated financial statements for the quarter ended April 30, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $5,982,660 and negative cash flows from operating activities of $113,764 for the quarter ended April 30, 2009 as well as net losses of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of April 30, 2009, the Company had an accumulated deficit of $24,912,588, negative working capital of $1,522,848 and cash of $48,541. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. On April 29, 2009 the Company entered into an agreement with a financial institution to provide up to $720,000 in financing based on its accounts receivable. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability, if ever.

Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments that may result from the outcome of this uncertainty

Operating Results for the Three Month Period Ended April 30, 2009

Net Sales

During the first quarter ended April 30, 2009, ICP’s consolidated net sales posted a decrease of 24% or $445 thousand to $1.45 million, down from $1.89 million for the three month period ended April 30, 2008. This difference can be explained by the loss of approximately $213 thousand in OEM business from Asia, $165 thousand in Europe and the remaining $67 thousand from North America. The lost business was due to the global economic crisis. Retailers chose to take a conservative position and rather than buy inventory for the summer season chose to sell existing stock or wait until volumes increased. The Company was also left with low inventory on a few high demand products and had a lack of resources to renew those depleted inventories to fulfill orders.

By geographic location, sales in North America accounted for approximately 75% (2008-64%) of total sales, Europe 23%(2008-23%) ,and Asia 2%(2008-13%).

Gross Margin

The gross margin decreased by 41% or $287 thousand to $413 thousand. Of this decrease $164 thousand was a result of lower sales. The remaining $123 thousand was because the gross profit margin as a percentage of sales worked out to 28.5% for the three month period ended April 30, 2009, compared to 37.0 % the previous year.

Operating expenses

Selling and general and administrative expenses decreased to $ 1 million from $1.58 million a year earlier. This decrease of 36% or $575thousand is explained by a $375 thousand reduction in stock based compensation, (a non-cash charge), from approximately $683 thousand for the three month period ended April 30, 2008 to $308 thousand for the current quarter ended April 30, 2009. General and administrative costs decreased by $70 thousand , $33 thousand in salary and benefits, $ 23 thousand in professional fees, and the remaining $44 thousand made up of overhead, offset by an increase of $30 thousand in warehousing due to a 30% increase in US warehouse sales. Selling costs decreased by $129 thousand including $56 thousand reduction in salaries, $30 thousand in travel and the remaining $43 thousand in selling and marketing costs due to lower sales.

Research and development costs increased by $4 as the Company had three months of R&D costs compared to only two months the prior year.

Including depreciation of $21 thousand and the foreign exchange loss of $37 thousand, operating losses amounted to $695 thousand compared to a loss of $935 thousand for the prior year ‘s three month period ended April 30, 2008.

Including interest expense of $78 thousand, the accretion of discount on senior secured convertible debentures of $847 thousand, the change in fair value of derivative liability-embedded conversion option of $221 thousand and the interest expense on put warrants of $4.1 million the net loss amounted to $6.0 million compared to $910 thousand the prior year. Please refer to Note 6 on the April 30, 2009 financial statements for an explanation of the non-cash charges relating to the conversion option and put warrants..

The loss per common share (basic and diluted) amounted to $0.17 on a weighted average of 34,367,817 outstanding shares, compared with loss per share of $0.03 on 32,861,695 shares the previous year.

Principal Cash Flows for the Three Month Period Ended April 30, 2009

Operating activities before net change in non-cash working capital items used cash flows of $408 thousand during the period compared to used cash flows of $272 thousand a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $295 thousand for the three months ended April 30, 2009 compared to $247 thousand for the first quarter ended April 30, 2008. Operating activities used net cash flows of $114 thousand, compared with a use of cash of $25 thousand for the corresponding period the previous year.

Financing activities from continuing operations used cash flows of $31 thousand, primarily as a result of senior secured convertible debenture repayments for the three- month period ended April 30, 2009. The prior year’s financing activities provided cash flows of $54 thousand primarily as a result of common shares issued.

Investing activities used cash of $30 thousand in the prior year as a result of the assets acquired through Wes Power. The current year’s quarter reported no cash flows from investing activities..

The aggregate cash inflows and outflows for the three month period ended April 30, 2009 used net cash flows of $145 compared to $nil for the same period last year. ICP ended the period with cash of $48 thousand, up by $27 thousand from $21 thousand as at April 30, 2008.

Financial Position as at April 30, 2009

Total assets amounted to $2.4 million as at April 30, 2009, compared to $2.5 million as at January 31, 2009. This decrease primarily reflects the reduction in inventory offset by increases in accounts receivable and prepaids.

Working capital was a deficit of $ 1.5 million as at April 30, 2009 and was $418 thousand as at January 31, 2009. The working capital deficit is due to increases in accounts payable, senior secured convertible debentures and the derivative liability-embedded conversion option. The current ratio as at April 30, 2009 was at 0.59:1 and at 1.22:1 at January 31, 2009.

Considering the accumulated losses to date and the increase in total debt, the Company was not in compliance with certain ratios contained in the covenants related to its senior secured convertible debenture agreements but has obtained the necessary waivers from its lenders.

Shareholders’ deficit amounted to $9.1 million at April 30, 2009 from $2.9 million as at January 31, 2009.

Subsequent Events

Pursuant to the Company’s agreements with Senior Secured Convertible Debenture Holders, in the case where the Company does not reach certain thresholds in sales and EBITDA for the quarter ended April 30, 2009, the conversion price on the $2,476,969 in outstanding debentures of $ 0.25 per share, and the exercise price on the 13,333,332 Series A and 26,666,666 Series B Warrants of $0.25 per share and 13,333,332 Series C warrants of $0.50/share will change to a lower of:

1) a weighted average of the previous five days market price at April 30,2009 and

2) a weighted average of the previous five days market price five trading days after filing of the Company`s fiscal 2010 first quarter 10Q report with the SEC.

At April 30, 2009 the Company did not meet the threshold mentioned above therefore the conversion price and exercise price would have been changed to $0.19 per share however the Company has agreed that the Senior Secured Convertible Debenture Holders may convert recent conversions at $0.14 per share. In the case where the weight average price after the 10Q filing is less than the converted price of $0.14 per share then all conversions subsequent to April 30, 2009 will be adjusted to the new exercise price and additional shares, if necessary will be issued.

On May 11, 2009 the Company issued 348,000 common shares at a value of approximately $49,000 to a director as consideration for obtaining a factoring agreement with a financial institution. This $49,000 has been accrued as professional fees at April 30, 2009. (S.R- I haven’t yet updated FS for this-will do with all adjustments.)

On May 12, 2009 a Senior Secured Convertible Debenture Holder converted approximately $78,000 at a conversion price of $0.14 for 552,576 common shares.

On May 13, 2009 the Company issued 463,581 common shares to a director for approximately $60,000 as payment for consulting services previously provided for and owed to a company in which the director is a shareholder. In relation to these common shares a put option was also granted at a value of approximately 60,000 whereby the holder has an option to have the Company repurchase any or all of the common shares at a price of $0.13/share during the period June 22, 2009 to June 22, 2010.

On May 22, 2009 a Senior Secured Convertible Debenture Holder converted $25,000 at a conversion price of $0.14 for 178,571 common shares.

On May 27.2009 the Company issued 400,000 common shares to the Chief Executive Officer as redemption for 400,000 Class A Exchangeable shares in 1260491 Alberta Inc. relating to the September 29, 2006 share exchange agreement between the Company and ICP Solar Holdings Inc.

On June 8, 2009 Senior Secured Convertible Debenture Holder converted a total of approximately $128,000 at a conversion price of $0.14 for 916,781 common shares.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of that date, that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore controls and procedures were not effective for the quarter ended April 30, 2009.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in litigations and claims which arise from time to time in the normal course of business amounting to approximately $178,000. In the opinion of management, any liability that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter ended April 30, 2009, to a vote of security holders, through the solicitation of proxies or otherwise.

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