Form 10-Q
period 2009-07-31
ICP Solar Technologies Inc.
filed 2009-09-18
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: July 31, 2009

or

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

Yes ☐         No ☐

APPLICABLE TO CORPORATE ISSUERS:

42,021,174 shares of the issuer’s common shares, par value $.00001 per share, were issued and outstanding as of September 14, 2009.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited balance sheets of ICP Solar Technologies Inc. as at July 31, 2009 and January 31, 2009, related unaudited statements of operations and comprehensive loss, and cash flows for the three months and six months ended July 31, 2009 and 2008 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended July 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2010 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

ICP Solar Technologies Inc.

Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

Contents
Balance Sheet	1 - 2
Statement of Shareholders' Equity	3
Statement of Operations and Comprehensive Loss	4
Statement of Cash Flows	5-6
Notes to Financial Statements	7 - 20

ICP Solar Technologies Inc.

Consolidated Interim Balance Sheet
As At July 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

	July 31,	January 31,
	2009	2009
Assets
Current
Cash	$39,066	$193,517
Accounts receivable	661,243	622,981
Inventories	1,004,288	1,492,808
Prepaid expenses	99,315	12,941
	1,803,912	2,322,247
Property and Equipment	76,152	88,030
Intangible (net of accumulated amortization of $ 82,200 (2009-$53,200)(note 5)	91,914	120,914
Investment in Convertible Debt, net of $967,600 provision	1	1
	$1,971,979	$2,531,192

See accompanying notes

	July 31,	January 31,
	2009	2009
Liabilities
Current
Accounts payable and accrued liabilities	2,053,608	1,648,019
Put option liability	134,397	67,555
Derivative liability- embedded conversion option(note 6)	943,186	-
Current portion of government grants payable	10,565	17,533
Senior Secured Convertible Debentures, less
unamortized discount of $1,130,985 (2009-$2,708,934)(note 6)	785,054	171,517
	3,926,810	1,904,624
Put Warrant (note 6)	13,502,000	3,600,000
Commitments (note 7)
Contingency (note 8)
Shareholders' Deficiency
Capital Stock (note 9)	413	351
Additional Paid-In Capital (note 10)	17,520,297	16,157,548
Accumulated Other Comprehensive Loss	(1,005,625)	(1,005,625)
Accumulated Deficit	(31,971,916)	(18,125,706)
	(15,456,831)	(2,973,432)
	$1,971,979	$2,531,192

See accompanying notes

Approved on Behalf of the Board

__________________________________________

__________________________________________

ICP Solar Technologies Inc.

Consolidated Interim Statement of Shareholders' Equity
For the Six Month Period Ended July 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

			Additional	Accumulated Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Number	Amount	Capital	Loss	Deficit	Deficiency

Balance - January 31, 2009	35,061,995	$351	$16,157,548	$(1,005,625)	$(18,125,706)	$(2,973,432)
Conversion of debentures (note 9)	4,993,314	50	865,703			865,753
New share issuances (note 9)	1,211,581	12	115,154			115,166
Stock-based compensation (note 10)	-	-	347,057	-	-	347,057
Warrants issued (note 10)	-	-	7,537	-	-	7,537
Modification of stock options (note 10)	-	-	27,298	-	-	27,298
Prior period adjustment (note 4)	-	-	-	-	(804,222)	(804,222)
Net loss	-	-	-	-	(13,041,988)	(13,041,988)
Balance - July 31, 2009	41,266,890	$413	$17,520,297	$(1,005,625)	$(31,971,916)	$(15,456,831)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Operations and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Funds)

	Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,

	2009	2008	2009	2008
Net Sales	$1,365,952	$1,946,943	$2,812,911	$3,838,597
Cost of Sales	1,008,403	1,613,901	2,117,388	2,849,886
Gross Profit	357,549	333,042	695,523	988,711
Expenses
Selling, general and administrative	806,834	1,628,344	1,740,535	3,168,326
Depreciation	20,369	6,946	40,878	13,342
Research and development	14,230	117,025	56,129	155,273
Foreign exchange loss	101,393	7,759	138,579	13,745

	942,826	1,760,074	1,976,121	3,350,686
Operating Loss	(585,277)	(1,427,032)	(1,280,598)	(2,361,975)

Interest expense	(64,461)	(64,308)	(142,477)	(101,055)
Interest income	-	851	-	5,614
Forgiveness of loan receivable	-	-	-	(88,973)
Change in fair value of derivative liability-embedded conversion option	82,441	-	(138,964)	-
Accretion of discount on convertible notes	-	(137,573)	-	(167,495)
Discount on loan receivable	-	-	-	166,404
Accretion of discount on senior secured convertible debentures	(731,031)	(246,914)	(1,577,949)	(246,914)
Interest expense on put warrants	(5,761,000)	(560,667)	(9,902,000)	(560,667)
Accretion of discount on loan receivable	-	26,367	-	35,639
Financing costs	-	(382,761)	-	(382,761)
Gain on disposition of subsidiary	-	9	-	9
Net Loss Before Income Taxes	(7,059,328)	(2,792,028)	(13,041,988)	(3,702,174)
Deferred income taxes	-	850,000	-	850,000
Net Loss	(7,059,328)	(3,642,028)	(13,041,988)	(4,552,174)

Basic Weighted Average Number of Shares Outstanding	37,667,640	33,724,100	37,667,640	33,724,100
Basic and Diluted Loss Per Share (note 14)	(0.19)	(0.11)	(0.35)	(0.13)

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month Period
	Ended July 31,		Ended July 31,

	2009	2008	2009	2008
Funds Provided (Used)
Operating Activities
Net loss	$(7,059,328)	$(3,642,028)	$(13,041,988)	$(4,552,174)
Deferred income taxes	-	850,000	-	850,000
Depreciation	20,369	6,946	40,878	13,342
Foreign exchange loss	101,393	7,759	138,579	13,745
Change in fair value of derivative liability embedded conversion option	(82,441)	-	138,964	-
Gain on disposal of subsidiary	-	(9)	-	(9)
Forgiveness of loan receivable	-	-	-	88,973
Stock-based compensation	66,903	316,628	347,057	701,417
Warrants issued	3,769	177,241	7,537	194,829
Modification of warrants	-	-	-	160,700
Modification of stock options	3,900	24,676	27,298	143,732
Discount on loan receivable	-	-	-	(166,404)
Interest expense on put warrants	5,761,000	560,667	9,902,000	560,667
Accretion of discount on loan receivable	-	(26,367)	-	(35,639)
Accretion of discount on senior secured convertible debenture	731,031	246,914	1,577,949	246,914
Issuance of common shares as payment	115,154	-	115,154	-
Interest expense on senior secured convertible debentures	60,766	-	136,162	-
Accretion of discount on convertible notes	-	137,573	-	167,495
	(277,485)	(1,340,000)	(610,410)	(1,612,412)
Changes in non-cash operating elements of working capital	403,190	(71,524)	697,749	182,440
	125,705	(1,411,524)	87,339	(1,429,972)
Financing Activities
Bank indebtedness	-	(1,057,904)	-	(1,109,112)
Senior secured convertible debentures	-	3,333,334	-	3,333,334
Discount on senior secured convertible debentures	-	(333,334)	-	(333,334)
Repayment of senior secured convertible debentures	(131,075)	-	(234,822)	-
Government grants payable	(4,105)	(32,255)	(6,968)	(33,015)
Common shares issued	-	-	-	100,000
	(135,180)	1,909,841	(241,790)	1,957,873

See accompanying notes

ICP Solar Technologies Inc.

Consolidated Statement of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Six-Month
Period	Ended July 31,		Ended July 31,
	2009	2008	2009	2008
Investing Activities
Restricted cash	-	$(1,145,849)	-	$(1,145,849)
Additions to property and equipment	-	(11,541)	-	(11,541)
Loan receivable	-	248,007	-	248,007
Proceeds from disposition of subsidiary	-	10	-	10
Loan receivable employees	-	(11,367)	-	(11,367)
Acquisition of WES Power Technology Inc.	-	-	-	(25,001)
Term deposit	-	509,925	-	505,300
	$-	$(410,815)	$-	$(440,441)

Effect of Foreign Exchange on Cash Balances	-	-	-	-
Increase (Decrease) in Cash	(9,475)	87,502	(154,451)	87,460
Cash, Beginning of Period	48,541	20,925	193,517	20,967
Cash, End of Period	$39,066	$108,427	$39,066	$108,427

See accompanying notes

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 8-03 of Regulation S-X and is prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the years ended January 31, 2009 and 2008. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 31, 2009 are not necessarily indicative of the results that may be expected for the year ended January 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2009 and 2008. Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on September 18, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going Concern

These consolidated financial statements for the quarter ended July 31, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $13,041,988 and cash flows from operating activities of $87,339 for the six months ended July 31, 2009 as well as net losses of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of July 31, 2009, the Company had an accumulated deficit of $31,971,916, negative working capital of $2,122,898 and cash of $39,066. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. On April 29, 2009 the Company entered into an agreement with a financial institution to provide up to $720,000 in financing based on its accounts receivable. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

2.	Going Concern (cont’d)

financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability.

Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

3.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company is currently evaluating the impact of this Statement on its (consolidated) financial statements.

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value cannot be determined, the FSP requires using the guidance under SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation (FIN) No. 14, “Reasonable Estimation of the Amount of a Loss”. The FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FSP No. FAS 141 (R)-1 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than- Temporary Impairments”. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than- temporary impairments on debt and equity securities in the financial statements. The FSP does not amend exiting recognition and measurement guidance related to other-than-temporary impairments of equity securities. The interpretation is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of issued FSP No. FAS 115-2 is not expected to have a material effect on the Company’s financial position or results of operations.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (cont’d)

In April 2009, the Securities and Exchange Commission’s (“SEC”) Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”). SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2. This FSP provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements. The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope. SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2. The adoption of issued SAB 111 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4). The FSP provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The FSP also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, the FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of issued FSP FAS 157-4 is not expected to have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued FAS 165, "Subsequent Events", which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of issued FSP FAS 166 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)", which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of issued FSP FAS 167 is not expected to have a material effect on the Company’s financial position or results of operations.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (cont’d)

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by FactSet in its consolidated financial statements and accounting policies.

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
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

4.	Adoption of New Accounting Standards (cont’d)

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business, and the government grants payables approximate fair value because of the relatively short period of time between their origination and expected realization.

	July 31, 2009		January 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Financial assets
Cash	$39,066	$39,066	$193,517	$193,517
Accounts receivables	661,243	661,243	622,981	622,981

Financial liabilities

Accounts payable and accrued liabilities	2,053,608	2,053,608	1,648,023	1,648,023
Government grants payable	14,670	14,670	17,533	17,533
Convertible debentures	785,054	1,916,039	171,527	2,880,450
Put warrants	13,502,000	13,502,000	3,600,000	3,600,000
Put option liability	134,397	134,397	67,555	67,555
Derivative liability-embedded conversion option	943,186	943,186	-	-

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

4.	Adoption of New Accounting Standards (Cont'd)

	Fair Value Measurement at July 31, 2009 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Put warrants		$13,502,000
Put option liability		134,397
Embedded conversion option		943,186

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
July 31, 2009
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

Pro-forma Consolidated Statement of Operations
Wes Technology Acquisition

Three –month Period Ended
July 31, 2009

	ICP Solar	Wes Power
	Technologies Inc.	Technology Inc.	Total

Sales	$1,365,952	$-	$1,365,952
Expenses	8,419,123	6,157	8,425,280
Net Loss	$(7,053,171)	$(6,157)	$(7,059,328)

Three- month Period Year Ended
July 31, 2008

	ICP Solar		Wes Power
	Technologies Inc.		Technology Inc.	Total

Sales	$1,946,943		$-	$1,946,943
Expenses	5,580,333		8,638	5,588,971
Net Loss	$(3,633,390)	$	(8,638)	$(3,642,028)

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

6.	Senior Secured Convertible Debentures

On May 1, the Company adjusted the exercise price on its Series A, B and C warrants that were issued to the Senior Secured Convertible Debenture holders and as a result granted additional warrants as follows:

- 13,333,332 Series A warrants from $0.25/share to $0.14/share therefore increasing the total number of outstanding Series A warrants to 23,809,521.
- 26,666,664 Series B warrants from $0.25/share to $0.14/share therefore increasing the total number of outstanding Series B warrants to 47,619,043.
- 13,333,332 Series C warrants from $0.50/share to $0.14/share therefore increasing the total number of outstanding Series C warrants to 47,619,043.
During the second quarter of 2010 3,482,989 common shares (see note 9) were issued on conversion of approximately $488,000 of senior secured convertible debenture (“SSCD”) and accrued interest.

For the quarter ended July 31, 2009, approximately $61,000 (2009-$49,000) of interest has been accrued, and $731,000 (2009- $247,000)of the discount on the debt has been accreted.

The Company had agreed to remit to the holders 10% of its weekly collections commencing on February 1, 2009 until May 31, 2009 and any and all monthly receipts on the Loan Receivable (from Epod) until the SSCD have been repaid in full. During the current quarter approximately $131,000 has been repaid respecting these remittances. Beginning on June 1, 2009 the company was to make thirteen equal monthly repayments of approximately $147,000. At September 14, 2009 the Company has not commenced capital repayments and has deferred payment on the missed installments until maturity, June 13, 2010.

It shall constitute an event of default if the Company’s revenues for the fiscal quarter ended July 31, 2009 are less than $2,000,000 or the Company’s EBITDA for the fiscal quarter ended July 31, 2009 is less than ($125,000) or if the Company’s accounts payable balance shall have exceeded $1,750,000 at any time until maturity or if the Company breaches any term or condition of the Amendment Agreement of December 31, 2008 The Company is in default of the revenues and EBITDA for the fiscal quarter ended July 31,2009, the accounts payable balance as well as the capital repayment requirement above and has obtained a waiver from the senior secured convertible debenture holders for all defaults.

Substantially all of the assets of the Company have been pledged as security.

Registration Rights

In connection with the issuance of the SSCD, the Company is required to file a Registration Statement to register the shares issuable upon exercise of the additional warrants. The Company will be obligated to pay the holders of the SSCD certain liquidation damages in the event the shares are not registered by July 31, 2009. Liquidation damages would amount to 2% of the aggregate purchase price paid by the debenture holders. The Company has filed its Registration Statement on July 30, 2009.

Put Warrant

During the second quarter of 2010, the Company has recognized $5,761,000 (2009- $506,667) as interest on put warrants and at July 31, 2009 a liability of $13,502,000 has been recorded. This liability exists due to a requirement for the Company, in the event of a major transaction, to repurchase the 119,047,607 warrants held by the SSCD

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

6.	Senior Secured Convertible Debentures

holders at July 31, 2009. The Company estimates that it is unlikely that any such major transaction will be occurring now or in the foreseeable future. If no such transaction occurs before the expiry of the warrants on June 13, 2014 the liability shown at that time will be written off and recognized into income.

The Binomial Valuation Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Binomial Valuation Model to value the warrants at July 31, 2009 were as follows:

Series A, B and C Warrants:

Exercise Price	$0.14
Expected volatility	156.45%
Early exercise Factor	1.84 years
Contractual life	5.0 years
Risk-free interest rate	2.53%
Dividend yield	Nil
Fair value of warrants	$0.11

Derivative Liability- Embedded Conversion Feature

Upon the adoption of EITF 07-5 on February 1, 2009 (see Note 4), the Company determined the conversion option within the senior secured convertible debentures to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each period. The fair value of the contingent conversion option on January 31, 2009, was determined by using the Black-Scholes model assuming a stock price of $0.14, a risk free interest rate of 0.51%, volatility of 150.25% and an expected life of 1.33 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $804, 222 on January 31, 2009. The fair value of the contingent conversion option at July 31, 2009, was determined by using the Black-Scholes model assuming a stock price of $0.13, a risk free interest rate of 0.48%, volatility of 156.45% and an expected life of 0.92 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $943,186.

7.	Commitments

The Company leases its premises at $5,750 per quarter exclusive of occupancy and escalation charges, under an operating lease, expiring in 2012.

In accordance with a royalty agreement terminating in 2012, the Company is committed to quarterly minimum advertising expenditures and royalty fees of $32,000.

On June 1, 2009 the Company entered into a licensing agreement whereby the company would be required to make the following minimum guarantee royalty payments over a three year term:

For the period June 1, 2009- September 30, 2010, $50,000 ($16,650 payable June 1, 2009, $16,675 payable on December 1, 2009, $16,675 payable on June 1, 2010)

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

7.	Commitments (cont’d)

For the period October 1, 2010 to September 30, 2011, $200,000 ( $50,000 payable in four equal installments each calendar quarter except first payment payable on September 1, 2010)
For the period October 1, 2011 to September 30, 2012, $350,000 ( $87,500 payable in four equal installments each calendar quarter except first payment payable on September 1, 2011).

This royalty may be renewed for an additional by mutual agreement and provided the Company pays $600,000 minimum royalty guarantee of the initial three year term. The minimum guarantee royalty payments of the renewal term are as follows:

For the period October 1, 2011 to September 30, 2012, $400,000.
For the period October 1, 2012 to September 30, 2013, $450,000.
For the period October 1, 2013 to September 30, 2014, $500,000.
All minimum guarantee royalty shall be paid in equal parts, calendar quarterly, with the first payment due September 1 of each respective year.

8.	Contingency

The Company is involved in litigations and claims which arise from time to time in the normal course of business amounting to approximately $700,000. The Company has recorded a liability of $464,000. In the opinion of management, any additional liabilities that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

9.	Capital Stock

	July 31,	January 31,
	2009	2009
Authorized without limit as to number -
200,000,000 common shares authorized, $0.00001 par value
100,000,000 preferred shares authorized, $0.00001 par value
Issued -
41,306,890 (2009 - 35,061,995) common shares	$413	$351

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

9.	Capital Stock (cont’d)

During the period the Company filed a Certificate of Amendment increasing its authorized number of common shares from 100,000,000 to 200,000,000.

On May 11, 2009, the Company issued 348,000 common shares as professional fees paid to a director of approximately $49,000.

On May 12, 2009, the Company issued 552,576 common shares on conversion of approximately $78,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On May 13, 2009, the Company issued 463,581 common shares to a director as consideration of approximately $60,000 to apply against accounts payable.

On May 22, 2009, the Company issued 178,571 common shares on conversion of approximately $25,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On May 27, 2009 the Company issued 400,000 common shares to the Chief Executive Officer as redemption for 400,000 Class A Exchangeable shares in 1260491 Alberta Inc. relating to the September 29, 2006 share exchange agreement between the Company and ICP Solar Holdings Inc.

On June 8, 2009, the Company issued 916,781 common shares on conversion of approximately $128,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On June 16, 2009, the Company issued 178,571 common shares on conversion of approximately $25,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On June 18, 2009, the Company issued 40,000 common shares as compensation of $5,200 in professional fees to a third party.

On July 2, 2009, the Company issued 1,259,240 common shares on conversion of approximately $176,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On July 21, 2009, the Company issued 178,571 common shares on conversion of approximately $25,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On July 23, 2009, the Company issued 218,678 common shares on conversion of approximately $31,000 of Senior Secured Convertible Debenture and accrued interest thereon.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

10.	Additional Paid-In Capital

Stock Options

During the second quarter of 2010, the Company recognized the following stock based compensation expense: -$45,697 (2009 - $289,195) for stock options granted in fiscal 2008. As at July 31, 2009, the Company has $nil (2009 - $862,238) of unrecognized stock-based compensation for this grant.

-$3,900 (2009 -$24,676) for the February 14, 2008 modification of exercise price to $0.50 and $nil (2009-$74,099) will be expensed over the remaining vesting period.

-$1,387 (2009-$24,616) for February 14, 2008 grants, and $3,005 (2009-$12,424), will be expensed over the remaining vesting period.

-$2,818 (2009-$2,818) for May 6, 2008 grants, and $8,453 (2009-$19,724), will be expensed over the remaining vesting period.

-$1,790 (2009-$nil) for stock options granted in the quarter ended April 30, 2009, and $11,572 will be expensed over the remaining vesting period.

-$15,211 (2009-$nil) for stock options granted in December 2008 , and $35,261 will be expensed over the remaining vesting period. The fair value was determined by the Black Scholes model using the following weighted average assumptions:

Expected volatility	155%
Expected life	5.75 years
Risk-free interest rate	1.8%
Dividend yield	Nil

Weighted average fair value of options	$0.12

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

10.	Additional Paid-In Capital (Cont'd)

The following summarizes the Plan position for the quarter:

		Weighted
		Average
	Options	Exercise Price

Balance – April 30, 2009	1,790,000	$ 0.44
Forfeitures	65,000	0.25
Balance - July 31, 2009	1,725,000	0.44
Options that can be exercised at July 31, 2009	1,292,500	$ 0.49

Warrants

During the second quarter of 2010, the Company recognized the following consulting expense:

-$3,769 (2009-$3,769) for the February 27, 2008 grant, $35,175 (2009-$54,019) will be expensed over the remaining vesting period.

During the second quarter of 2010 the Company recognized as stock based compensation expense:

-$ nil (2009-$50,700) for the February 14, 2008 modification of exercise price for the 3,000,000 remaining outstanding warrants granted in 2006.

-$nil (2009- $173,472) for the warrants granted June 20, 2008.

-$nil (2009-$110,000) for the February 14, 2008 modification on the 625,000 warrants issued on May 18,2007.

A summary of the activity in the Company's warrants during the period is presented below:

		Weighted
		Average
		Exercise Price

Outstanding, as at April 30, 2009*	54,948,328	$0.33

Transactions during the period:
Issued	65,714,279	0.14
Exercised	-	-
Expired	-	-
Outstanding, as at July 31, 2009	120,662,607	$0.15

Note that the weighted average exercise price on 53,333,328 outstanding warrants was adjusted from $0.31 to $0.14 on June 22, 2009 see Note 6.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

10.	Additional Paid-In Capital (Cont'd)

The following table provides additional information with respect to outstanding warrants at July 31, 2009:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
May 18, 2007	May 2012	100,000	$0.50
August 21, 2007	August 2009	250,000	1.80
October 25, 2007	October 2009	200,000	1.00
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
June 13, 2008 (note 6)	June 2014	119,047,607	0.14
June 20, 2008	June 2010	480,000	0.50
Balance – July 31, 2009		120,662,607	$0.15

The aggregate intrinsic value of the outstanding and exercisable warrants as at July 31, 2009 amounted to $nil.

11.	Loss per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share- based compensation and Senior Secured Convertible Debentures have been excluded from the calculation of diluted loss per share since they are anti- dilutive.

ICP Solar Technologies Inc.

Notes to Consolidated Interim Financial Statements
July 31, 2009
(Unaudited)
Expressed in U.S. Funds

12.	Related Party Transactions

Included in selling, general and administrative expenses are approximately $38,000 (2009 - $208,000) for the second quarter of 2010 for options granted to the CEO, CFO, and directors under the 2006 Stock Option Plan.

During the quarter the Company incurred consulting fees of approximately $ 14,000 (2009- $12,000) to a company in which the director is a shareholder.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

13.	Subsequent Events

On August 5, 2009 a Senior Secured Convertible Debenture Holder converted approximately $25,000 at a conversion price of $0.14 for 178,571 common shares.

On August 20, 2009 a Senior Secured Convertible Debenture Holder converted $25,000 at a conversion price of $0.14 for 178,571 common shares.

On August 31, 2009 a Senior Secured Convertible Debenture Holder converted approximately $50,000 at a conversion price of $0.14 for 357,142 common shares.

In order to obtain the waiver mentioned in Note 6 the Company has agreed to the following:

- Effective September 14, 2009, the Company has adjusted the conversion price on the outstanding senior secured convertible debentures from $0.14 per share to $0.10 per share.

- In the event that the Company issues equity securities or securities that are convertible or exchangeable into equity securities and if immediately following such an offering the sum of the senior secured debenture holders' ("the holders") fully diluted common share holdings are now less than 70% of the Company's total fully diluted common shares, the Company shall issue to the holders, a number of warrants that will bring the holders' fully diluted common shares back to 70% of the Company's total fully diluted common shares.

14.	Comparative Figures

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

The following information should be read in conjunction with the unaudited consolidated financial statements for the three month and six month period ended July 31, 2009 and 2008 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “ICP,” “we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2009 and 2008 and the first six months ended July 31, 2009.

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

Our plan of operation for the next twelve months is to enhance our marketing, product development and sales channel efforts. We plan to expand our current distribution depth within the markets of North America, Europe, Australia and Japan for our consumer goods segment through the marketing of our internal brand sunsei® and iSun®, as well as licensed brands, Coleman® and Energizer®. We have recently launched our next generation metering products for both grid and off-grid RE applications.

Our immediate goals are to bring to market the new line of Energizer® and iSun® products, as well as to expand the Sunsei® and Coleman® ranges further into the recreational channels which we serve. The sunsei® Greenmeter has begun shipping and is receiving positive reviews in initial testing sites.. Although there can be no assurances, we plan to deliver on a sustainable growth strategy across each of our main targets. We also intend to increase our addressable markets, further sales and solidify our brands through strategic partnerships with best practice distribution partners worldwide. Strategic partnerships for both distribution channel and technology are expected to be key drivers of our expansion plans.

Going Concern

These consolidated financial statements for the quarter ended July 31, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $13,041,988 and cash flows from operating activities of $87,339 for the six months ended July 31, 2009 as well as net losses of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of July 31, 2009, the Company had an accumulated deficit of $31,971,916, negative working capital of $2,122,898 and cash of $39,066. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. On April 29, 2009 the Company entered into an agreement with a financial institution to provide up to $720,000 in financing based on its accounts receivable. The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all. If the Company is unsuccessful at obtaining additional financing as needed, it may be required to significantly curtail or cease operations. The Company will need additional financing thereafter until it achieves profitability. Should the Company be unable to continue as a going concern it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Seasonality

ICP’s business is subject to certain seasonal cycles. The company has recently announced a range of pocketable devices which it believes will balance out the seasonality due to the high gift nature, yet does not expect to see effects from revenues until Q3 fiscal 2011 (calendar 2010).

Operating Results for the Three Month Period Ended July 31, 2009

Note : Certain reclassifications of 2008 amounts have been made to facilitate comparison with the current year.(see Note 14 in accompanying financial statements)

Net Sales

During the second quarter ended July 31, 2009 ICP’s consolidated net sales posted a decrease of 30% or $581 thousand to $1.37 million, down from $1.95 million for the three month period ended July 31, 2008. The Company underestimated product demand based on the poor worldwide economy this quarter which left the Company low on inventory and unable to fulfill orders. Furthermore the Company changed its overseas suppliers which worsened its inventory supply situation temporarily. The Company addressed this by stabilizing its supply chain and increasing lead times with customers.

By geographic location, sales in North America accounted for approximately 79% of total sales, Europe 20%, and Asia/Pacific 1%.

Gross Margin

The gross margin increased by 8% or $25 thousand from $333 thousand to $358 thousand for the quarter. Lower sales would have resulted in a $99 thousand decrease in margin. We therefore had a $124 thousand improvement in margin. The gross profit margin as a percentage of sales worked out to 26%, compared to 17% the previous year an increase of 9%. This improvement was in spite of the Company having to air freight product in to meet customer demand and rush delivery to customers. The additional air freight cost this quarter was approximately $82 thousand. The impact on gross-margin was 6%.Taking this in consideration gross-margin actually increased by 15% as a result of lower product costs due to the changes made in the supply chain explained above.

Operating expenses

Selling and general and administrative expenses decreased by 50% or $822 thousand from $1.63 million to $807 thousand. Stock based compensation was $444 less this quarter at approximately $75 thousand. Other reductions in SG&A were employee salaries by $157 thousand, selling and marketing by $65 thousand, professional fees by $90 thousand, and other overhead charges by $66 thousand.

Research and development expenses were $14 thousand for the quarter compared to $117 thousand in the corresponding period a year earlier, as the Company focused on commercializing its R&D efforts of the prior year.

Including depreciation of $20 thousand and foreign exchange loss of $101 thousand, operating losses amounted to $585 thousand compared to losses of $1.43 million for the three month period ended July 31, 2008.

Net interest expense for the quarter remained at $64 thousand. There was a decrease in the value of the derivative liability embedded conversion option which resulted in income of $82 thousand this quarter. The amortization of the discount on Senior Secured Convertible Debentures (see note 6 in Notes to Financial Statements) this quarter was $731 thousand compared to $247 thousand last year’s quarter. The warrants included with these debentures resulted in a $5.76 million charge this quarter versus $561 thousand last year’s quarter. This was because the number of outstanding warrants increased from approximately 20 million at July 31, 2008 to 120 million at July 31, 2009. The exercise price was reduced for all warrants to $0.14 cents per share. For the same period last year the company recorded accretion of discount of convertible notes of $138 thousand, income on accretion of loan receivable of $26 thousand, financing costs of $383 thousand, and deferred income taxes of $850 thousand. After giving effect to these items, the net loss for the three month period ended July 31, 2009 amounted to $7.06 million compared to a net loss of $3.6 million for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.19 on a weighted average of 37,667,640 outstanding shares for the quarter, compared with a loss per share (basic and diluted) of $0.11 on 33,724,100 shares the previous year.

Principal Cash Flows for the Three Month Period Ended July 31, 2009

Operating activities before net change in non-cash working capital items used cash flows of $277 thousand during the period compared to $1.34 million a year earlier. Net change in non-cash working capital items related to operations generated a source of cash flows in the amount of $403 thousand for the three months ended July 31, 2009 compared to a use of cash of $71 thousand for the second quarter ended July 31, 2008. After net changes in non-cash working capital balances, operating activities generated net cash flows of $126 thousand, compared with a use of cash of $1.41 million for the corresponding period the previous year.

Financing activities for the second quarter used cash flows of $135 thousand compared to a $1.9 million source of cash in the prior year’s quarter. This year’s decrease in cash flows came from a repayment of the Senior Secured Convertible Debentures of $131 thousand and repayment of government grants of $4 thousand

Investing activities for the second quarter ended July 31, 2009 was nil compared to the prior year’s quarter’s use of cash of $411 thousand.

The aggregate cash inflows and outflows for the three month period ended July 31, 2009 saw a decrease in net cash flows of $9 thousand compared to an increase of $88 thousand for the same period last year. ICP ended the period with cash of $39 thousand, down $69 thousand from $108 thousand as at July 31, 2008.

Operating Results for the fist Six Months Ended July 31, 2009

Net Sales

During the six months ended July 31, 2009, ICP’s consolidated net sales posted a decrease of 27% or $1.03 million to $2.81 million, down from $3.84 million for the six month period ended July 31, 2008. This difference can be partly explained by the loss of approximately $213 thousand in OEM business. The company also has $158 thousand more in returns this period compared to last from prior sales. These returns usually come in the fourth quarter but we saw them in Q1 and Q2 of the current period instead. In addition the Company lost business due to the global economic crisis. Retailers chose to take a conservative position and rather than buy inventory for the summer season chose to sell existing stock or wait until consumer demand increased. The Company was also left with low inventory on a few high demand items. The Company also underestimated strong product demand the second quarter based on the low first quarter and the still slow worldwide economy which left the Company low on inventory and unable to fulfill many orders that did come in. Furthermore the Company changed its overseas suppliers which worsened its inventory supply situation temporarily. The Company addressed this by stabilizing its supply chain and increasing lead times with customers.

By geographic location for the first six months ended July 31, 2009, sales in North America accounted for approximately 79% of total sales, Europe 20%, Asia /Pacific 1%

Gross Margin

The gross margin decreased by 30% or $293 thousand to $695 thousand during the first six months of fiscal 2009. Out of this decrease $267 thousand was a result of lower sales. The remaining $26 thousand difference was due to the reasons set out below. This decrease reflects the company having to air freight product in to meet customer demand and rush delivery to customers resulting in an incremental cost this period of approximately $82 thousand having a 3 % impact on margin. The company also has $158 thousand more in returns this period which had about a 6 % impact on margin. The gross profit margin as a percentage of sales was still stable despite of this at 25%, compared to 26% for the first six months of the previous year. This is because the company now has lower product costs through changes to the supply chain.

Operating expenses

Selling and general and administrative expenses for the six month period ended July 31, 2009 decreased to $1.74 million from $3.17 million a year earlier. This decrease of 45% or $1.4 million is explained by a $768 thousand reduction in stock based compensation, (a non-cash charge), from approximately $1.1 million for the six month period ended July 31, 2008 to $382 thousand for the current six month period ended July 31, 2009. General and administrative costs decreased by $406 thousand, $156 thousand in salary and benefits, $182 thousand in professional fees, and the remaining $68 thousand made up of overhead. Selling costs decreased by $239 thousand including $121 thousand reduction in salaries, $43 thousand in travel and the remaining $75 thousand in selling and marketing costs due to lower sales.

Research and development expenses were $56 thousand for the quarter compared to $155 thousand in the corresponding period a year earlier, as the Company focused on commercializing its R&D efforts of the prior year.

Including depreciation of $41 thousand and the foreign exchange loss of $139 thousand, operating losses improved to $1.28 million compared to losses of $2.367 million for the six month period ended July 31, 2008.

Net interest expense for the period increased by $41 thousand to $142 thousand compared to $101 thousand in the same period last year due to the interest on Senior Secured Convertible Debentures being payable for only for 2 months in fiscal 2009 versus 6 months in fiscal 2010. There was an increase in the value of the derivative liability embedded conversion option which resulted in a charge of $139 thousand this period. The amortization of the discount on Senior Secured Convertible Debentures (see note 6 in Notes to Financial Statements) this period was $1.58 million compared to $247 thousand last year’s quarter. The warrants included with these debentures resulted in a $9.90 million charge this period versus $561 thousand last year’s comparative. This was because the number of outstanding warrants increased from approximately 20 million at July 31, 2008 to 120 million at July 31, 2009. The exercise price was reduced for all warrants to $0.14 cents per share. For the same period last year the company recorded accretion of discount of convertible notes of $167 thousand, forgiveness of loan receivable of $89 thousand, income on accretion of loan receivable of $35 thousand, interest income of $5.6 thousand, financing costs of $383 thousand, and deferred income taxes of $850 thousand. After giving effect to these items, the net loss for the six month period ended July 31, 2009 amounted to $13.04 million compared to a net loss of $4.55 million for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.35 on a weighted average of 37,667,640 outstanding shares compared with a loss per share (basic and diluted) of $0.13 on 33,724,100 shares the previous year.

Principal Cash Flows for the Six Month Period Ended July 31, 2009

Operating activities before net change in non-cash working capital items used cash flows of $610 thousand during the period compared to $1.61 million a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $698 thousand for the six months ended July 31, 2009 compared to $182 thousand for the first six months ended July 31, 2008. After net changes in non-cash working capital balances, operating activities generated net cash flows of $87 thousand, compared with a use of cash of $1.43 million for the corresponding period the previous year.

Financing activities for the six months ended July 31, 2009 used cash flows of $242 thousand compared to a 1.96 million source for the prior year’s period. This year’s decrease in cash came from a repayment of Senior Secured Convertible Debentures of $234 thousand and repayment of government grants of $7 thousand.

Investing activities for the six month period ended July 31, 2009 was nil compared to the prior year’s period’s use of cash of $440 thousand.

The aggregate cash inflows and outflows for the six month period ended July 31, 2009 used cash flows of $155 thousand compared to a cash source of $87 thousand for the same period last year. ICP ended the period with cash of $39.1 thousand down from $108.4 thousand as at July 31, 2008.

Financial Position as at July 31, 2009

Total assets amounted to $1.97 million as at July 31, 2009, compared to $2.53 million as at January 31, 2009. This decrease is primarily due to a reduction of inventories of $489 thousand.

Working capital deficiency totaled $2.12 million as at July 31, 2009 for a current ratio of 0.46:1 compared with working capital of $417 thousand as at January 31, 2009 for a current ratio of 1.22:1. The working capital deficit is due to increases in accounts payable, senior secured convertible debentures and the derivative liability-embedded conversion option totaling 2.02 million and a reduction in current assets of $518 thousand. Considering the accumulated losses to date and the increase in total debt, the Company was not in compliance with certain ratios contained in the covenants related to its senior secured convertible debenture agreements but has obtained the necessary waivers from its lenders.

Capital resources and liquidity: The Company will meet its cash requirements on a short term basis through cash generated by operations along with the funding provided by the financing agreement entered into in the first quarter of fiscal 2010. On a long-term basis the company will be looking to raise additional capital by securing financing or issuing common shares.

Liabilities: Put Warrants were $13.5 million at July 31, 2009 compared to $3.6 million at January 31, 2009. (See note 6 to the accompanying financial statements).

Shareholders’ deficiency amounted to $15.5 million at July 31, 2009, compared to $2.9 million as at January 31, 2009. The decrease is attributable to the net loss for the period of $13.04 million, prior period adjustment of ($804.22) thousand and the increase in paid-in capital of $1.36 million related to issuance of stock options and warrants.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of that date, that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore controls and procedures were not effective for the quarter ended July 31, 2009.

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

The Company has been issued a claim by a supplier for approximately $522,000 for services performed plus interest, the Company has recorded a liability of $464,000.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors contained in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2009

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

This Item is not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

This Item is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter ended July 31, 2009, to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

This Item is not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibits
3.1	Amended Articles of Incorporation. (1)
3.2	Bylaws, as amended. (2)
4.2	Form of 11% Senior Secured Convertible Debenture Due June 13, 2010. (3)
10.1	Securities Purchase Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.2	Subsidiary Guarantee, dated June 13, 2008, by ICP Solar Technologies, Inc., 1260491 Alberta, Inc., ICP Solar Technologies, ICP Global Technologies, Inc., and WES Power Technology, Inc. (3)
10.3	Form of Series A Warrant to Purchase Common Stock (3)
10.4	Form of Series B Warrant to Purchase Common Stock (3)
10.5	Form of Series C Warrant to Purchase Common Stock (3)
10.6	Registration Rights Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.7	Security Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., 1260491 Alberta, Inc., ICP Solar Technologies, ICP Global Technologies, Inc., WES Power Technology, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC. (3)
10.8	Form of Intellectual Property Security Agreement, dated June 13, 2008. (3)
10.9	Escrow Agreement, dated June 13, 2008, between ICP Solar Technologies, Inc., BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., Platinum Long Term Growth VI, LLC, and Burns & Levinson, LLP. (3)
10.10	Voting Agreement Letter, dated June 13, 2008, issued by Sass Peress to BridgePointe Master Fund Ltd., Gemini Master Fund, Ltd., and Platinum Long Term Growth VI, LLC.(3)
10.11	Form of Lockup Agreement, dated June 13, 2008. (3)
10.12	Employment Agreement dated November 6, 2006 between ICP Solar Technologies Inc. and Leon Assayag. (5)
10.13	Employment Agreement dated April 23, 2007 between ICP Solar Technologies Inc. and Sass Peress. (5)
10.14	Employment Agreement dated May 6, 2008 between ICP Solar Technologies Inc. and Sheldon Reinhart. (5)
Exhibit 31.1	Certification of C.E.O. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
99.1	Audit Committee Charter. (3)
99.2	Disclosure Committee Charter. (3)

(1)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on December 1, 2005.
(2)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on September 5, 2006.
(3)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on June 17, 2008.
(4)	Filed with the SEC as an exhibit to our Current Report on Form 8-K filed on February 7, 2006.
(5)	Filed with the SEC as an exhibit to our Registration Statement on Form S-1 filed July 15, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 18, 2009	ICP SOLAR TECHNOLOGIES INC.

BY: /s/ Sass Peress
Sass Peress, President, Chief Executive Officer,
Director
(Principal Executive Officer)