Form 10-Q
period 2009-10-31
ICP Solar Technologies Inc.
filed 2009-12-21
CIK 1281872

OMB Number: 3235-0416
Expires: April 30, 2010

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: October 31, 2009

or

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

Yes ☐         No ☐

APPLICABLE TO CORPORATE ISSUERS:

46,962,442 shares of the issuer’s common shares, par value $.00001 per share, were issued and outstanding as of December 15, 2009.

PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated balance sheets of ICP Solar Technologies Inc. as at October 31, 2009 (unaudited) and January 31, 2009, related unaudited consolidated statements of operations and comprehensive loss, and cash flows for the three months and nine months ended October 31, 2009 and 2008 have been prepared by management in conformity with accounting principles generally accepted in the United States. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended October 31, 2009, are not necessarily indicative of the results that can be expected for the fiscal year ending January 31, 2010 or any other subsequent period.

ICP Solar Technologies Inc.

Consolidated Financial Statements
October 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

ICP Solar Technologies Inc.
Consolidated Financial Statements
October 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

Contents
Balance Sheets	1
Statement of Shareholders' Deficiency	2
Statements of Operations and Comprehensive Loss	3
Statements of Cash Flows	4 - 5
Notes to Financial Statements	6 - 19

ICP Solar Technologies Inc.
Consolidated Balance Sheets
As At October 31, 2009
(Expressed in U.S. Funds)

	October 31,	January 31,
	2009	2009
	(unaudited)
Assets
Current
Cash	$12,313	$193,517
Accounts receivable, net	170,414	622,981
Inventories	756,916	1,492,808
Prepaid expenses	157,721	12,941
Total current assets	1,097,364	2,322,247
Property and Equipment, net	76,038	88,030
Intangibles, net	77,414	120,914
Investment in Convertible Debt, net of $967,600 provision	1	1
Total Assets	$1,250,817	$2,531,192

Liabilities
Current
Accounts payable and accrued liabilities	$1,654,062	$1,648,019
Put option liability	94,640	67,555
Derivative liability- embedded conversion option(note 5)	744,161	-
Current portion of government grants payable	5,202	17,533
Senior Secured Convertible Grid Notes, less unamortized discount of $8,492 (2009-$nil)(note 5)	80,308	-
Senior Secured Convertible Debentures, less unamortized discount of $762,935 (2009-$2,708,934)(note 5)	732,539	171,517
Total current liabilities	3,310,912	1,904,624
Put Warrant (note 5)	8,335,000	3,600,000
Total Liabilities	11,645,912	5,504,624

Commitments and Contingencies (notes 6 and 7)
Shareholders' Deficiency
Capital Stock (note 8)	459	351
Additional Paid-In Capital (note 9)	18,067,380	16,157,548
Accumulated Other Comprehensive Loss	(1,005,625)	(1,005,625)
Accumulated Deficit	(27,457,309)	(18,125,706)
Total shareholders’ deficiency	(10,395,095)	(2,973,432)
Total Liabilities and Shareholders’ Deficiency	$1,250,817	$2,531,192

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Statement of Shareholders' Deficiency
For the Nine Month Period Ended October 31, 2009
(Unaudited)
(Expressed in U.S. Funds)

				Accumulated
`			Additional	Other		Total
	Capital Stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amounts	Capital	Loss	Deficit	Deficiency

Balance - January 31, 2009	35,061,995	$351	$16,157,548	$(1,005,625)	$(18,125,706)	$(2,973,432)
Stock-based compensation	-	-	359,462	-	-	359,462
Warrants issued			11,305			11,305
Modification of stock options	-	-	27,299	-	-	27,299
Shares issued against accounts payable	666,060	7	82,297	-	-	82,304
Shares issued against put option liability	397,565	4	39,753	-	-	39,757
Shares issued for services	388,000	3	53,917	-	-	53,920
Conversion of debentures	9,409,003	94	1,335,799			1,335,893
Cumulative effect of change in accounting principle	-	-	-	-	(804,222)	(804,222)
Net Loss	-	-	-	-	(8,527,381)	(8,527,381)

Balance -October 31, 2009	45,922,623	$459	$18,067,380	$(1,005,625)	$(27,457,309)	$(10,395,095)

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Nine-Month Period
	Ended October 31,		Ended October 31,
	2009	2008	2009	2008
Net Sales	$380,902	$1,151,497	$3,193,813	$4,990,094
Cost of Sales	443,847	1,086,630	2,561,235	3,861,412
Gross Margin (Loss)	(62,945)	64,867	632,578	1,128,682

Expenses
Selling, general and administrative	567,245	1,153,420	2,307,780	4,396,850
Depreciation and amortization	20,310	7,759	61,188	21,101
Research and development	(231,181)	405,823	(175,052)	561,096
Foreign exchange loss (gain)	7,416	(93,166)	145,995	(79,421)
Total expenses	363,790	1,473,836	2,339,911	4,899,626

Operating Loss	(426,735)	(1,408,969)	(1,707,333)	(3,770,944)
Other income (expenses)
Interest expense	(55,878)	(68,274)	(198,354)	(169,329)
Interest income	-	341	-	5,955
Forgiveness of loan receivable	-	-	-	(88,973)
Change in fair value of derivative liability- embedded conversion option	199,025	-	60,061	-
Accretion of discount on convertible notes	-	-	-	(167,495)
Discount on loan receivable	-	-	-	166,404
Discount on convertible debentures	(368,806)	(740,741)	(1,946,755)	(987,655)
Financing costs	-	-	-	(382,761)
Accretion of discount on loan receivable	-	23,122	-	58,761
Interest income (expense) on put warrant	5,167,000	(466,000)	(4,735,000)	(1,026,667)
Gain on disposition of subsidiary	-	-	-	9
Total other income (expenses)	4,941,341	(1,251,552)	(6,820,048)	(2,591,751)

Net Income (Loss) Before Income Taxes	4,514,606	(2,660,521)	(8,527,381)	(6,362,695)
Deferred Income Taxes	-	250,000	-	(600,000)
Net Income (Loss)	4,514,606	(2,410,521)	(8,527,381)	(6,962,695)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	(203,201)	-	(203,201)
Comprehensive Income (Loss)	$4,514,606	$(2,613,722)	$(8,527,381)	$(7,165,896)
Basic Weighted Average Number of Shares Outstanding	41,468,740	33,896,040	38,990,968	33,896,040

Basic and Diluted Net Income (Loss) Per Share (note 10)	$0.11	$(0.07)	$(0.22)	$(0.21)

See accompanying notes

ICP Solar Technologies Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Nine-Month Period
	Ended October 31,		Ended October31,

	2009	2008	2009	2008
Funds Provided (Used)

Operating Activities

Net income (loss)	$4,514,606	$(2,613,722)	$(8,527,381)	$(7,165,896)
Depreciation and amortization	20,310	7,759	61,188	21,101
Foreign exchange (gain) loss	7,416	(93,166)	145,995	(79,421)
Deferred income taxes	-	(250,000)	-	600,000
Interest (income) expense on put warrant	(5,167,000)	466,000	4,735,000	1,026,667
Gain on disposition of subsidiary-	-	-	-	(9)
Change in fair value of derivative liability- embedded conversion option	(199,025)	-	(60,061)	-
Forgiveness of loan receivable	-	-	-	88,973
Stock-based compensation	12,404	282,256	359,462	983,673
Warrants issued	3,769	3,769	11,305	198,598
Modification of warrants	-	-	-	160,700
Modification of stock options	-	23,400	27,299	167,132
Discount on loan receivable	-	-	-	(166,404)
Accretion of discount on loan receivable	-	(23,122)	-	(58,761)
Accretion of discount on convertible debenture	368,806	740,741	1,946,755	987,655
Interest accrued on senior secured convertible debentures	49,128	-	185,291	-
Common shares issued for services	-	-	53,920	-
Award of put options to consultants	-	-	66,842	-
Accretion of discount on convertible notes	-	-	-	167,495

Adjustments to net income (loss)	(389,586)	(1,456,085)	(994,385)	(3,068,497)
Changes in non-cash operating elements of working capital	293,893	965,524	986,031	1,147,587
Cash used in operating activities	(95,693)	(490,561)	(8,354)	(1,920,910)

Financing Activities

Bank indebtedness	-	-	-	(1,109,112)
Senior secured convertible debentures	-	-	-	3,333,334
Discount of senior secured convertible debentures	-	-	-	(333,334)
Repayment of senior secured convertible debentures	-	-	(234,822)	-
Senior secured convertible grid notes	88,800	-	88,800	-
Discount on senior secured convertible grid notes	(8,800)	-	(8,800)	-
Government grants payable	(5,363)	(9,643)	(12,331)	(42,658)
Common shares issued	-	-	-	100,000
Cash provided (used)by financing activities	74,637	(9,643)	(167,153)	1,948,230

ICP Solar Technologies Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Expressed in U.S. Funds)

	For the Three-Month Period		For the Nine-Month Period
	Ended October 31,		Ended October 31,

	2009	2008	2009	2008

Investing Activities
Additions to property and equipment	(5,697)	(3,364)	(5,697)	(14,528)
Loan receivable	-	188,200	-	436,207
Proceeds from disposition of subsidiary	-	-	-	10
Loan receivable employees	-	-	-	(11,367)
Acquisition of WES Power Technology Inc.	-	-	-	(25,001)
Term deposit	-	-	-	505,300
Restricted cash	-	310,053	-	(835,796)
Cash provided (used) by investing activities	(5,697)	494,889	(5,697)	54,825

Increase (Decrease) in Cash	(26,753	(5,315)	(181,204)	82,145
Cash, Beginning of Period	39,066	108,427	193,517	20,967
Cash, End of Period	$12,313	$103,112	$12,313	$103,112

Non-Cash transactions

Shares issued for accounts payable	$21,058	$-	$82,304	$-
Shares issued for put option liability	39,757	-	39,757	-
Shares issued for conversion of senior secured convertible debentures	470,140	-	1,335,893	850,000

Total non cash transactions	$530,955	$-	$1,457,954	$850,000

Cash paid

Interest	$6,750	$68,274	$13,062	$169,329
Income taxes	-	-	-	-
Total cash paid out	$6,750	$68,274	$13,062	$169,329

See accompanying notes

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Rule 8-03 of Regulation S-X and is prepared using the same accounting policies as outlined in note 3 of ICP Solar Technologies Inc. ("ICP Solar") financial statements for the years ended January 31, 2009 and 2008. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ended January 31, 2010. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in the ICP Solar audited financial statements for the years ended January 31, 2009 and 2008 and the unaudited financial statements for the first and second quarters of fiscal 2010 and 2009. Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on December 21, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going Concern

These consolidated financial statements for the quarter ended October 31, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $8,527,381 and negative cash flows from operating activities of $8,354 for the nine months ended October 31, 2009 as well as net losses of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of October 31, 2009, the Company had an accumulated deficit of $27,457,309, negative working capital of $2,213,548 and cash of $12,313. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. On October 8, 2009 the Company entered into an agreement with its senior secured convertible debenture holders to provide up to $888,000 in purchase financing through the issuance of senior secured convertible grid notes (see note 6). The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all.

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
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies

Recently Issued Accounting Pronouncements

In July 2009, the FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States. This guidance was included in the Codification under FASB Accounting Standard Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. All prior accounting standard documents were superseded by the Codification and any accounting literature not included in the Codification is no longer authoritative. Rules and interpretive releases of the SEC issued under the authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The Codification became effective for the Company beginning with the third quarter of 2009. Therefore, beginning with the third quarter of 2009, all references made by the Company in its consolidated condensed financial statements use the new Codification numbering system. The Codification does not change or alter existing GAAP and, therefore, did not have a material impact on the Company’s consolidated condensed financial statements.

In April 2009, the FASB issued amendments to ASC Topic 825 "Financial Instruments" related to interim disclosures of fair value of financial instruments. This change, amends previous guidance to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements, and to require those disclosures in summarized financial information at interim reporting periods. These standards are effective for periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the quarter ended July 31, 2009.

In April 2009, the FASB issued guidance on ASC Topic 805, "Business combinations", to address some of the application issues under the Topic. The guidance deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value cannot be determined, the guidance requires using the guidance under ASC Topic 450, "Contingencies". The guidance was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued amendments to the ASC related to "other than temporary impairments". This amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The change does not amend exiting recognition and measurement guidance related to other-than-temporary impairments of equity securities. The interpretation is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The adoption of these amendments is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance included in ASC Topic 820 "Fair value measurement and disclosures" related to determining fair values when the volume and level of activity for an asset or liability have significantly decreased and identifying transactions that are not orderly. The change provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. The Topic also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, ASC Topic 820 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. This guidance shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this guidance is not expected to have a material effect on the Company’s financial position or results of operations.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (cont’d)

In May 2009, the FASB issued ASC Topic 855, "Subsequent Events", which established principles and requirements for subsequent events. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. This statement is effective for interim or annual reporting periods ending after June 15, 2009. Since ASC Topic 855 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In June 2009, the FASB issued amendments to ASC Topic 810 "Consolidations", which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under ASC Topic 820. This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of issued these amendments is not expected to have a material effect on the Company’s financial position or results of operations

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 “Fair Value Measurements and Disclosures” (“ASU 2009-05”). The amendment is to subtopic ASC 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update is effective for the first interim reporting period beginning after issuance, which would be the reporting period ending January 31, 2010 for the Company. The Company is currently evaluating the impact of this Statement on its (consolidated) financial statements.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

4.	Adoption of New Accounting Standards

Fair Value Measurements

ASC topic 820 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted ASC topic 820 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the consolidated financial statements. The Company adopted ASC topic 820 for non-financial assets and liabilities in the first quarter of fiscal 2010 with no material impact on the consolidated financial statements.

ASC topic 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC topic 820 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

4.	Adoption of New Accounting Standards (cont’d)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC topic 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

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

Fair Value of Financial Instruments
	October 31, 2009		January 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Financial assets
Cash	$12,313	$12,313	$193,517	$193,517
Accounts receivables	170,414	170,414	622 ,981	622,981
Financial liabilities
Accounts payable and accrued liabilities	1,654,062	1,654,062	1,648,023	1,648,023
Government grants payable	5,202	5,202	17,533	17,533
Senior secured convertible debentures	732,539	1,495,474	171,527	2,880,450
Put warrants	8,335,000	8,335,000	3,600,000	3,600,000
Put option liability	94,640	94,640	67,555	67,555
Derivative liability-embedded conversion option	744,161	744,161	-	-
Senior secured convertible grid notes	80,308	88,800	-	-

	Fair Value Measurement at October 31, 2009 Using
	Quoted Prices in
	Active Markets	Significant Other	Significant
	For Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Senior Secured Convertible Debentures	$-	$-	$1,495,474
Put warrants	-	8,335,000	-
Put option liability	-	94,640	-
Derivative liability -embedded conversion option	-	744,161
Totals	$-	$9,173,801	$1,495,474

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

5.	Senior Secured Convertible Debentures

On May 1, 2009 the company adjusted the exercise price on its Series A, B and C warrants that were issued to the Senior Secured Convertible Debenture (“SSCD”) holders:

- 13,333,332 Series A warrants from $0.25/share to $0.14/share increasing the number of Series A warrants to 23,809,521.

- 26,666,664 Series B warrants from $0.25/share to $0.14/share increasing the number of Series B warrants to 47,619,043.

- 13,333,332 Series C warrants from $0.50/share to $0.14/share increasing the number of Series C warrants to 47,619,043.

During the third quarter of 2010 4,415,689 common shares (see note 8) were issued on conversion of approximately $470,000 of SSCD and accrued interest.

For the quarter ended October 31, 2009, approximately $49,000 of interest has been accrued, and $368,000 of the discount on the debt has been accreted.

Beginning on June 1, 2009 the company was to make thirteen equal monthly repayments of approximately $147,000. At December 14, 2009 the Company has not commenced capital repayments and has deferred payment on the missed installments until maturity, June 13, 2010.

The Company is in default of the capital repayment requirement above and has obtained a waiver from the senior secured convertible debenture holders for all defaults.

Substantially all of the assets of the Company have been pledged as security.

Registration Rights

In connection with the issuance of the SSCD, the Company was required to file a Registration Statement to register the shares issuable upon exercise of the additional warrants. The Company was obligated to pay the holders of the SSCD certain liquidation damages in the event the shares were not registered by July 31, 2009. Liquidation damages would amount to 2% of the aggregate purchase price paid by the debenture holders. The Company has filed its Registration Statement on July 30, 2009. The Company has received a comment letter from the SEC but has since decided to withdraw the registration statement.

Put Warrant

During the third quarter of 2010, the Company has recognized $(5,167,000) (2009- $506,667) as interest (income) expense on put warrants and at October 31, 2009 a liability of $8,335,000 has been recorded. This liability exists due to a requirement for the Company, in the event of a major transaction such as a change in control of the existing shareholders, to repurchase the 119,047,607 warrants held by the SSCD holders at October 31, 2009. The repurchase amount of these warrants is determined by the Black Scholes value of these warrants on the major transaction date. The Company estimates that it is unlikely that any such major transaction will be occurring now or in the foreseeable future and therefore classifies them as a long-term liability . If no such transaction occurs before the expiry of the warrants on June 13, 2014 the liability shown at that time will be written off and recognized into income.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

5.	Senior Secured Convertible Debentures (cont’d)

The Binomial Valuation Model was used to calculate the fair value of the warrants. The underlying assumptions included in the Binomial Valuation Model to value the warrants at October 31, 2009 were as follows:

Series A ,B and C Warrants:

Exercise Price	$0.14
Expected volatility	156.14%
Early exercise Factor	1.84 years
Contractual life	5.0 years
Risk-free interest rate	2.31%
Dividend yield	Nil
Fair value of warrants	$0.07

Derivative Liability- Embedded Conversion Feature

Upon the adoption of ASC topic 815-15 on February 1, 2009 (see Note 4), the Company determined the conversion option within the senior secured convertible debentures to be an embedded derivative which was required to be bifurcated and shown as a derivative liability subject to mark-to-market adjustment each period. The fair value of the contingent conversion option on January 31, 2009, was determined by using the Black-Scholes model assuming a stock price of $0.14, a risk free interest rate of 0.51%, volatility of 150.25% and an expected life of 1.33 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $804, 222 on January 31, 2009. The fair value of the contingent conversion option at October 31, 2009, was determined by using the Black-Scholes model assuming a stock price of $0.10, a risk free interest rate of 0.37%, volatility of 156.14% and an expected life of 0.63 years, which is equal to the remaining contractual life of the debt resulting in a fair value of $693,900. Regarding the Senior Secured Convertible Grid Notes (see below) the same determination was made. The fair value of the contingent conversion option at October 31, 2009 was determined by using the Black-Scholes model assuming a stock price of $0.10, a risk free interest rate of 0.37%, volatility of 156.14% and an expected life of 1 year, which is equal to the remaining contractual life of the debt resulting in a fair value of $50,261.

Senior Secured Convertible Grid Notes

On October 8, 2009 the Company entered into a Line of Credit Agreement with the SSCD holders whereby the SSCD holders would advance up to a maximum aggregate principal amount of $888,000 at the discretion of the holders in Senior Secured Convertible Grid Notes (“SSCGN”) up until April 1, 2010 to help the company finance it’s supplier purchases. The SSCGN have an 11% discount and are repayable on October 1, 2010. The SSCGN are convertible at the holder’s option at $0.10/share. During the quarter SSCGN were issued having a balance due at maturity totaling $88,800, an unamortized discount of $8,492 and a value at October 31, 2009 of $80,308.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

6.	Commitments

The Company leases its premises at $7,300 per quarter exclusive of occupancy and escalation charges, under an operating lease, expiring in 2012.

In accordance with a royalty agreement terminating in 2012, the Company is committed to quarterly minimum advertising expenditures and royalty fees of $32,000 and fees of up to 5% of net sales of related products.

On June 1, 2009 the Company entered into a licensing agreement whereby the company would be required to make the following minimum guarantee royalty payments over a three year term:

For the period June 1, 2009- September 30, 2010, $50,000 ($16,650 payable June 1, 2009, $16,675 payable on December 1, 2009, $16,675 payable on June 1, 2010)

For the period October 1, 2010 to September 30, 2011, $ 200,000 ($50,000 payable in four equal installments each calendar quarter except first payment payable on September 1, 2010)

For the period October 1, 2011 to September 30, 2012, $ 350,000 ($87,500 payable in four equal installments each calendar quarter except first payment payable on September 1, 2011) .

This royalty may be renewed for an additional 3 years by mutual agreement and provided the Company pays $600,000 minimum royalty guarantee of the initial three year term. The minimum guarantee royalty payments of the renewal term are as follows:

For the period October 1, 2012 to September 30, 2013, $ 400,000.

For the period October 1, 2013 to September 30, 2014, $ 450,000.

For the period October 1, 2014 to September 30, 2015, $ 500,000.

All minimum guarantee royalty shall be paid in equal parts, calendar quarterly, with the first payment due September 1 of each respective year.

The Company has not met the requirements of these license and royalty agreements. No notice of default has been received by the Company. In the event a notice was received by the Company, the Company would have thirty days to remedy the default.

7.	Contingency

The Company is involved in litigations and claims which arise from time to time in the normal course of business amounting to approximately $178,000. The outcome of these claims are not determinable at this time, and therefore no liability has been accrued.In the opinion of management, any additional liabilities that may arise from such contingencies would not have a significant adverse effect on the financial statements of the Company.

In the event the Company issues shares for a price lower than the conversion price for the senior secured convertible debentures or the exercise price for the warrants as per the Company’s agreements with the Senior Secured Convertible Debenture holders both the conversion price and the exercise price would be reset to the lower issuance price.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

8.	Capital Stock

	October 31,	January 31,
	2009	2009
Authorized without limit as to number -
200,000,000 common shares authorized, $0.00001 par value
100,000,000 preferred shares authorized, $0.00001 par value
Issued -
45,922,623 (2009 - 35,061,995) common shares	$459	$351

On August 5, 2009, the Company issued 178,571 common shares on conversion of approximately $25,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On August 20, 2009, the Company issued 178,571 common shares on conversion of approximately $25,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On August 31, 2009, the Company issued 357,142 common shares on conversion of approximately $50,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On September 18, 2009, the Company issued 500,000 common shares on conversion of approximately $50,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On September 24, 2009, the Company issued 500,000 common shares on conversion of approximately $50,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On September 25, 2009, the Company issued 287,876 common shares on conversion of approximately $29,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On October 6, 2009, the Company issued 202,479 common shares to a supplier as consideration of approximately $21,000 to apply against its accounts payable.

On October 6, 2009, the Company issued 397,565 common shares to a director as consideration of approximately $40,000 to apply against its put option liability.

On October 9, 2009, the Company issued 500,000 common shares on conversion of approximately $50,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On October 12, 2009, the Company issued 206,700 common shares on conversion of approximately $21,000 of Senior Secured Convertible Debenture and accrued interest thereon.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

8.	Capital Stock (cont’d)

On October 14, 2009, the Company issued 100,000 common shares on conversion of approximately $10,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On October 16, 2009, the Company issued 200,000 common shares on conversion of approximately $20,000 of Senior Secured Convertible Debenture and accrued interest thereon.

On October 19, 2009, the Company issued 203,206 common shares on conversion of approximately $20,000 of Senior Secured Convertible Debenture and accrued interest thereon

On October 21, 2009, the Company issued 1,000,000 common shares on conversion of approximately $100,000 of Senior Secured Convertible Debenture and accrued interest thereon

On October 28, 2009, the Company issued 203,623 common shares on conversion of approximately $20,000 of Senior Secured Convertible Debenture and accrued interest thereon

9.	Additional Paid-In Capital

Stock Options

During the third quarter of 2010, the Company recognized the following stock based compensation expense:

-$Nil (2009 - $274,179) for stock options granted in fiscal 2008. As at October 31, 2009, the Company has nil (2009 - $594,059) of unrecognized stock-based compensation.

-$Nil (2009 -$23,400) for the February 14, 2008 modification of exercise price to $0.50 and nil (2009-$50,699) will be expensed over the remaining vesting period.

-$1,387 (2009-$5,258) for February 14, 2008 grants, and $1,618 (2009-$7,166), will be expensed over the remaining vesting period.

-$2,818 (2009-$2,818) for May 6, 2008 grants, and $5,635 (2009-16,906), will be expensed over the remaining vesting period.

-$6,411 (2009-nil) for stock options granted in December 2008 ,and $28,849 will be expensed over the remaining vesting period.

-$1,790 (2009-nil) for stock options granted in the quarter ended April 30,2009 ,and $9,783 will be expensed over -the remaining vesting period.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

9.

Additional Paid-In Capital (Cont'd)

The following summarizes the Plan position for the quarter:

		Weighted
		Average
	Options	Exercise Price

Balance – July 31, 2009	1,725,000	$0.44
Forfeitures	140,000	0.50

Balance – October 31, 2009	1,585,000	$0.44

Options that can be exercised at October 31, 2009	1,241,250	$0.48

Warrants

During the third quarter of 2010, the Company recognized the following consulting expense:

-$3,769 (2009- $3,769) for the February 27, 2008 grant, $35,175 (2009 $50,250) will be expensed over the remaining vesting period.

A summary of the activity in the Company's warrants during the period is presented below:

		Weighted
		Average
		Exercise Price
Outstanding, as at July 31, 2009	120,662,607	$0.15
Transactions during the period:
Issued	-	-
Exercised	-	-
Expired	(450,000)	1.44
Outstanding, as at October 31, 2009	120,212,607	$0.14

The following table provides additional information with respect to outstanding warrants at October 31, 2009:

			Weighted
		Number of	Average
Grant Date	Expiry Date	Warrants	Exercise Price
May 18, 2007	May 2012	100,000	$0.50
February 27, 2008	February 2013	335,000	0.50
March 5, 2008	March 2013	250,000	0.50
June 13, 2008 (note 6)	June 2014	119,047,607	0.14
June 20, 2008	June 2010	480,000	0.50
Balance – October 31, 2009		120,212,607	$0.14

The aggregate intrinsic value of the outstanding and exercisable warrants as at October 31, 2009 amounted to $Nil.

ICP Solar Technologies Inc.
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
Expressed in U.S. Funds

10.

Loss per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year. The warrants, share- based compensation and Senior Secured Convertible Debentures have been excluded from the calculation of diluted loss per share since they are anti- dilutive.

11.

Related Party Transactions

Included in selling, general and administrative expenses are approximately $9,000 (2009 - $219,000) for the third quarter of 2010 for options granted to the CEO, CFO, and directors under the 2006 Stock Option Plan.

During the quarter the Company incurred consulting fees of approximately $ 14,000 (2009- $12,000) to a company in which the director is a shareholder.

The above related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

12.

Subsequent Events

On November 17, 2009, the Company issued 278,105 common shares for approximately $26,000 to a supplier to pay off debts included in accounts payable.

On November 19, 2009, the Company issued 761,714 common shares for approximately $76,000 to a supplier to pay off debts included in accounts payable.

13.

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

The following information should be read in conjunction with the unaudited consolidated financial statements for the three month and nine month period ended October 31, 2009 and 2008 and notes thereto. Unless otherwise indicated or the context otherwise requires, the "Company," “ICP,” “we," "us," and "our" refer to ICP Solar Technologies Inc. and its subsidiaries.

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

Changes in Accounting Principles

No accounting changes were adopted during fiscal 2009 and 2008 and the first nine months ended October 31, 2009.

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

Going Concern

These consolidated financial statements for the quarter ended October 31, 2009, were prepared under the assumption that the Company will continue operations as a going concern.

The Company has reported a net loss of $8,527,381 and negative cash flows from operating activities of $8,354 for the nine months ended October 31, 2009 as well as net losses of $9,285,467, $4,222,738, $2,626,565 and $1,396,672 and negative cash flows from operating activities of $1,991,115, $1,380,799, $3,828,787, and $978,067 for the fiscal years ended January 31, 2009, 2008, 2007 and 2006 respectively. As of October 31, 2009, the Company had an accumulated deficit of $27,457,309, negative working capital of $2,213,548 and cash of $12,313. Until and unless the Company’s operations generate significant revenues and cash flow, we will attempt to continue to fund operations from cash on hand and through the sources of capital described below. The Company’s long-term liquidity is contingent upon achieving sales and positive cash flows from operating activities, and/or obtaining additional financing. The most likely sources of financing include private placements of the Company’s equity or debt securities or bridge loans to the Company from third-party lenders. On October 8, 2009 the Company entered into an agreement with its senior secured convertible debenture holders to provide up to $888,000 in purchase financing through the issuance of senior secured convertible grid notes (see note 6). The Company can give no assurances that any additional capital that it is able to obtain will be sufficient to meet its needs, or on terms favourable to it. During the fourth quarter of 2009, the Company significantly reduced overhead expenditures, reduced product costs and is continually expanding its customer pipeline. Management believes these factors will contribute toward achieving profitability. Despite these initiatives however, the Company still requires capital to sustain its existing operations. The Company may, however, choose to raise additional capital before January 31, 2010 to fund future development activities or to take advantage of other strategic opportunities. This could include the securing of funds through new strategic partnerships and/or the sale of common stock or other securities. There can be no assurance that such capital will be available to the Company on favourable terms, or at all. There are a number of risks and uncertainties related to the Company’s attempt to complete a financing or strategic partnering arrangement that are outside its control. The Company may not be able to obtain additional financing on terms acceptable to it, or at all.

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

Operating Results for the Three Month Period Ended October 31, 2009

Note : Certain reclassifications of 2008 amounts have been made to facilitate comparison with the current year.(see Note 13 in accompanying financial statements)

Net Sales

During the third quarter ended October 31, 2009 ICP’s consolidated net sales posted a decrease of 66% or $771 thousand to $381 thousand, down from $1.15 million for the three month period ended October 31, 2008. The Company was unable to supply goods and has entered into a distribution agreement with a new supplier that will enable it to supply goods going forward.

By geographic location, sales in North America accounted for approximately 52% of total sales, Europe 30%, and Asia/Pacific 18%.

Gross Margin (Loss)

The gross margin (loss) decreased by $128 thousand from $65 thousand to $(63) thousand for the quarter. Lower sales would have resulted in a $23 thousand decrease in margin. We therefore had a $105 thousand reduction in margin attributed to customer returns during the quarter. The gross profit (loss) margin as a percentage of sales worked out to (17)%, compared to 6% the previous year a decrease of 23%. Had the $105 thousand increase in returns not occurred the gross-margin would have remained the same.

Operating expenses

Selling and general and administrative expenses decreased by 51% or $586 thousand from $1.15 million to $567 thousand. Stock based compensation was $293 thousand less this quarter at approximately $16 thousand. Other reductions in SG&A were employee salaries by $138 thousand, selling and marketing by $86 thousand, professional fees by $30 thousand, and other overhead charges by $39 thousand.

Research and development expenses were $(231) thousand for the quarter compared to $406 thousand in the corresponding period a year earlier, as the Company reversed previous charges of approximately $350 thousand due to a settlement with a supplier during the quarter.

Including depreciation and amortization of $20 thousand and foreign exchange loss of $7 thousand, operating losses amounted to $427 thousand compared to losses of $1.41 million for the three month period ended October 31, 2008.

Net interest expense for the quarter was $56 thousand compared to $68 thousand the prior year’s quarter. There was a decrease in the value of the derivative liability embedded conversion option which resulted in income of $199 thousand this quarter. The amortization of the discount on Senior Secured Convertible Debentures (see note 5 in Notes to Financial Statements) this quarter was $369 thousand compared to $741 thousand last year’s quarter. The warrants included with these debentures resulted in $5.17 million income this quarter versus a $466 thousand charge last year’s quarter. This was because the reduction in share price among other factors, led to a lower valuation of these warrants. For the same period last year the company recorded accretion of discount of convertible notes of $23thousand , these notes no longer exist. After giving effect to these items, the net earnings for the three month period ended October 31, 2009 amounted to $4.51 million compared to a net loss of $2.41 million for the corresponding period a year earlier.

The income per Class A share - basic and diluted amounted to $0.11 on a weighted average of 41,862,027 outstanding shares for the quarter, compared with a loss per share (basic and diluted) of $0.07 on 33,896,040 shares the previous year.

Principal Cash Flows for the Three Month Period Ended October 31, 2009

Operating activities before net change in non-cash working capital items used cash flows of $390 thousand during the period compared to $1.46 million a year earlier. Net change in non-cash working capital items related to operations generated a source of cash flows in the amount of $294 thousand for the three months ended October 31, 2009 compared to a source of cash of $966 thousand for the third quarter ended October 31, 2008. After net changes in non-cash working capital balances, operating activities used net cash flows of $96 thousand, compared with a use of cash of $491 thousand for the corresponding period the previous year.

Financing activities for the third quarter generated cash flows of $75 thousand compared to a $10 thousand use of cash in the prior year’s quarter. This year’s increase in cash flows came from the issuance of senior secured convertible grid notes of $80,000 net of discount.

Investing activities for the third quarter ended October 31, 2009 was a use of $6 thousand compared to the prior year’s quarter’s source of cash of $495 thousand.

The aggregate cash inflows and outflows for the three month period ended October 31, 2009 saw a decrease in net cash flows of $26 thousand compared to a decrease of $5 thousand for the same period last year. ICP ended the period with cash of $12 thousand, down $91 thousand from $103 thousand as at October 31, 2008.

Operating Results for the fist Nine Months Ended October 31, 2009

Net Sales

During the nine months ended October 31, 2009, ICP’s consolidated net sales posted a decrease of 36% or $1.8 million to $3.19 million, down from $4.99 million for the nine month period ended October 31, 2008. The company had $258 thousand more in returns this period compared to last from prior sales. These returns usually come in the fourth quarter but we saw them in accumulate in the first three quarters instead this year. In addition the Company lost business due to the global economic crisis. Retailers chose to take a conservative position and rather than buy inventory for the summer season chose to sell existing stock or wait until consumer demand increased. The Company was also left with low inventory on a few high demand items. The Company also underestimated strong product demand the second quarter based on the low first quarter and the still slow worldwide economy which left the Company low on inventory and unable to fulfill many orders that did come in. Furthermore the Company changed its overseas suppliers which worsened its inventory supply situation temporarily. The Company addressed this by stabilizing its supply chain and increasing lead times with customers.

By geographic location for the first nine months ended October 31, 2009, sales in North America accounted for approximately 79% of total sales, Europe 18%, Asia /Pacific 3%

Gross Margin

The gross margin decreased by 44% or $496 thousand to $633 thousand during the first nine months of fiscal 2009. Out of this decrease $413 thousand was a result of lower sales. The remaining $83 thousand difference was due to the reasons set out below. This decrease reflects the company having to air freight product in to meet customer demand and rush delivery to customers resulting in an incremental cost this period of approximately $82 thousand having a 3 % impact on margin. The company also has $258 thousand more in returns this period which had about an 8 % impact on margin. The gross profit margin as a percentage of sales was still stable despite of this at 20%, compared to 23% for the first nine months of the previous year. If you factor in the air freight and the increased returns, the gross margin actually increased to approximately 30%. This is because the company now has lower product costs through changes to the supply chain.

Operating expenses

Selling and general and administrative expenses for the nine month period ended October 31, 2009 decreased to $2.31 million from $4.40 million a year earlier. This decrease of 48% or $2.09 million is explained by a $1.1 million reduction in stock based compensation, (a non-cash charge), from approximately $1.51 million for the nine month period ended October 31, 2008 to $397 thousand for the current nine month period ended October 31, 2009. General and administrative costs decreased by $660 thousand, $216 thousand in salary and benefits, $278 thousand in professional fees, and the remaining $166 thousand made up of overhead. Selling costs decreased by $410 thousand including $201 thousand reduction in salaries, $85 thousand in travel and the remaining $124 thousand in selling and marketing costs due to lower sales. This reductions were partially offset by an increase $94 in operations costs attributed to a new Honk Kong buying office of $47 and an increase in salaries of $47 thousand both additions contributing to the lower product costs mentioned above.

Research and development expenses was a recovery (income) of $175 thousand for the quarter compared to a charge of $561 thousand in the corresponding period a year earlier. This is due to a settlement for the development costs incurred last year amount to a reduction of $350 thousand. Taking that into consideration last years charges would have been $211 thousand compared to $175 thousand this year.

Including depreciation and amortization of $61 thousand and the foreign exchange loss of $146 thousand, operating losses improved to $1.71 million compared to losses of $3.77 million for the nine month period ended October 31, 2008.

Net interest expense for the period increased by $29 thousand to $198 thousand compared to $169 thousand in the same period last year due to the interest on Senior Secured Convertible Debentures being payable for only for 2 months in fiscal 2009 versus 6 months in fiscal 2010. There was an decrease in the value of the derivative liability embedded conversion option which resulted in income of $60 thousand this period. The amortization of the discount on Senior Secured Convertible Debentures (see note 5 in Notes to Financial Statements) this period was $1.95 million compared to $988 thousand last year. The warrants included with these debentures resulted in a $4.74 million charge this period versus $1.03 million last year’s comparative. This was because the number of outstanding warrants increased from approximately 20 million at July 31, 2008 to 120 million at July 31, 2009. The exercise price was reduced for all warrants to $0.14 cents per share. For the same period last year the company recorded accretion of discount of convertible notes of $167 thousand, forgiveness of loan receivable of $89 thousand, income on accretion of loan receivable of $59 thousand, income on discount of loan receivable of $166 thousand, interest income of $6 thousand, financing costs of $383 thousand, and deferred income taxes of $600 thousand. After giving effect to these items, the net loss for the nine month period ended October 31, 2009 amounted to $8.53 million compared to a net loss of $6.96 million for the corresponding period a year earlier.

The loss per Class A share - basic and diluted amounted to $0.22 on a weighted average of 38,990,968 outstanding shares compared with a loss per share (basic and diluted) of $0.21 on 33,896,040 shares the previous year.

Principal Cash Flows for the Nine Month Period Ended October 31, 2009

Operating activities before net change in non-cash working capital items used cash flows of $994 thousand during the period compared to $3.07 million a year earlier. Net change in non-cash working capital items related to operations generated cash flows of $986 thousand for the nine months ended October 31, 2009 compared to $1.15million for the first nine months ended October 31, 2008. After net changes in non-cash working capital balances, operating activities used net cash flows of $8 thousand, compared with a use of cash of $1.92 million for the corresponding period the previous year.

Financing activities for the nine months ended October 31, 2009 used cash flows of $167 thousand compared to a 1.95 million source for the prior year’s period. This year’s decrease in cash came from a repayment of Senior Secured Convertible Debentures of $234 thousand and repayment of government grants of $12 thousand along with a net source of cash of $88 thousand on the issuance of senior secured convertible grid notes. .

Investing activities for the nine month period ended October31, 2009 was a use of cash of $6 thousand compared to the prior year’s period’s source use of cash of $54 thousand.

The aggregate cash inflows and outflows for the nine month period ended October 31, 2009 used cash flows of $181 thousand compared to a cash source of $82 thousand for the same period last year. ICP ended the period with cash of $12 thousand, $91 thousand down from $103 thousand as at October 31, 2008.

Financial Position as at October 31, 2009

Total assets amounted to $1.25 million as at October 31, 2009, compared to $2.53 million as at January 31, 2009. This decrease is primarily due to a reduction of inventories of $736 thousand and accounts receivable of $453 thousand.

Working capital deficiency totaled $2.21 million as at October 31, 2009 for a current ratio of 0.33:1 compared with working capital of $417 thousand as at January 31, 2009 for a current ratio of 1.22:1. The working capital deficit is due to increases in accounts payable, senior secured convertible debentures, put option liability and the derivative liability-embedded conversion option totaling $1.41 million and a reduction in current assets of $1.22 million.

Considering the accumulated losses to date and the increase in total debt, the Company was not in compliance with certain ratios contained in the covenants related to its senior secured convertible debenture agreements but has obtained the necessary waivers from its lenders.

Capital resources and liquidity: The Company will meet its cash requirements on a short term basis through cash generated by operations along with the funding provided by the financing agreement entered into in the first quarter of fiscal 2010 along with the Line of Credit Agreement entered into with Senior Secured Debenture Holders this quarter. On a long-term basis the company will be looking to raise additional capital by securing financing or issuing common shares.

Liabilities: Put Warrants were $8.34 million at October 31, 2009 compared to $3.6 million at January 31, 2009. (See note 5 to the accompanying financial statements).

Shareholders’ deficiency amounted to $10.4 million at October 31, 2009, compared to $2.9 million as at January 31, 2009. The decrease is attributable to the net loss for the period of $8.53 million, prior period adjustment of $804,222 thousand and the increase in paid-in capital of $1.91 million related to issuance and conversion of common shares as well as stock base compensation for the period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of that date, that the Company's disclosure controls and procedures cannot be relied upon to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required or to ensure that information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Therefore controls and procedures were not effective for the quarter ended October 31, 2009.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Securities Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the first quarter ended October 31, 2009, to a vote of security holders, through the solicitation of proxies or otherwise.

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

Date: December 21, 2009	ICP SOLAR TECHNOLOGIES INC.

BY: /s/ Sass Peress
Sass Peress, President, Chief Executive Officer, Director
(Principal Executive Officer)